Form 10-Q
period 1996-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1996-05-14
CIK 871332

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 33-38511

             SOUTHWEST DEVELOPMENTAL DRILLING PROGRAM 1991-92
             Southwest Developmental Drilling Fund 92-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2387816
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 12.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash and cash equivalents                   $      7,945          7,614
  Receivable from Managing General
   Partner                                          59,427         57,194
                                                 ---------      ---------
    Total current assets                            67,372         64,808
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,315,532      1,315,532
  Less accumulated depreciation,
   depletion and amortization                      554,000        532,000
                                                 ---------      ---------
    Net oil and gas properties                     761,532        783,532
                                                 ---------      ---------
Organization costs, net of
 amortization                                       15,308         17,492
                                                 ---------      ---------
                                              $    844,212        865,832
                                                 =========      =========

    Liabilities and Partners' Equity

Current liability - Accounts payable                 3,900          -
                                                 ---------      ---------
Partners' equity:
  Managing General Partner                          30,178         30,325
  Investor partners                                810,134        835,507
                                                 ---------      ---------
    Total partners' equity                         840,312        865,832
                                                 ---------      ---------
                                              $    844,212        865,832
                                                 =========      =========

PAGE

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

    Revenues

Oil and gas revenue                                 $   107,885    133,998
Interest income from operations                             128        220
                                                        -------    -------
                                                        108,013    134,218
                                                        -------    -------

    Expenses

Production                                               40,438     46,994
General and administrative                                8,911      8,385
Depreciation, depletion and
 amortization                                            24,184     34,184
                                                        -------    -------
                                                         73,533     89,563
                                                        -------    -------
Net income                                          $    34,480     44,655
                                                        =======    =======
Net income allocated to:

  Managing General Partner                          $     6,453      8,673
                                                        =======    =======
  Investor partners                                 $    28,027     35,982
                                                        =======    =======
    Per investor partner unit                       $     19.92      25.57
                                                        =======    =======

PAGE

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash received from oil and gas sales              $   105,029    123,845
  Cash paid to suppliers                                (44,826)   (48,505)
  Interest income                                           128        220
                                                        -------    -------
    Net cash provided by operating
     activities                                          60,331     75,560
                                                        -------    -------
Cash flows used in investing activities:

  Additions to oil and gas properties                      -        (5,471)
                                                        -------    -------
Cash flows used in financing activities:

  Distribution to investor partners                     (60,000)   (67,000)
                                                        -------    -------
    Net increase in cash                                    331      3,089

Cash and cash equivalents:
  Beginning of period                                     7,614     10,448
                                                        -------    -------
  End of period                                     $     7,945     13,537
                                                        =======    =======

                                                                (continued)

PAGE

             Southwest Developmental Drilling Fund 92-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income to
 net cash provided by operating
 activities:

Net income                                          $    34,480     44,655

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

  Depreciation, depletion and
   amortization                                          24,184     34,184
  Increase in accounts receivable                        (2,856)   (10,153)
  Increase in accounts payable                            4,523      6,874
                                                        -------    -------
Net cash provided by operating
 activities                                         $    60,331     75,560
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Developmental Drilling Fund 92-A, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on May 5, 1992. The offering of limited and general partner interests began August 11, 1992 as part of a shelf offering registered under the name Southwest Developmental Drilling Program 1991-92. Minimum capital requirements for the Partnership were met on December 28, 1992, with the offering of limited and general partner interests concluding December 31, 1992, with total investor partner contributions of $1,407,000. The Managing General Partner made a contribution to the capital of the Partnership at the conclusion of the offering period in an amount equal to 1% of its net capital contributions. The Managing General Partner contribution was $12,030, for total capital contributions of $1,419,030.

The Partnership was formed to engage primarily in the business of drilling developmental and exploratory wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. Net revenues will not be reinvested in other revenue producing assets except to the extent that performance of remedial work is needed to improve a well's producing capabilities. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

The Partnership has expended its capital and acquired leasehold interests and completed drilling operations. Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, increases and decreases in lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995.

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   19.11     17.67       8%
Average price per mcf of gas              $    2.72      2.85      (5%)
Oil production in barrels                     4,300     5,900     (27%)
Gas production in mcf                         9,700    10,700      (9%)
Gross oil and gas revenue                 $ 107,885   133,998     (19%)
Net oil and gas revenue                   $  67,447    87,004     (22%)
Partnership distributions                 $  60,000    67,000     (10%)
Limited partner distributions             $  53,400    59,630     (10%)
Per unit distribution to limited
 partners                                 $   37.95     42.38     (10%)
Number of limited partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $107,885 from $133,998 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 19%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 8%, or $1.44 per barrel, resulting in an increase of approximately $8,500 in revenues. Oil sales represented 76% of total oil and gas sales during the quarter ended March 31, 1996 as compared to 77% during the quarter ended March 31, 1995.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 5%, or $.13 per mcf, resulting in a decrease of approximately $1,400 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $7,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,600 barrels or 27% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in a decrease of approximately $30,600 in revenues.

    Gas production decreased approximately 1,100 mcf or 9% during the same period, resulting in a decrease of approximately $3,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $33,600. The decrease is a result of an anticipated sharp decline on one well following a successful workover.

Costs and Expenses

Total costs and expenses decreased to $73,533 from $89,563 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 18%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 14% lower, or approximately $6,600 less during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The decrease is a result of workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $500 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

3. Depletion expense decreased to $22,000 for the quarter ended March 31, 1996 from $32,000 for the same period in 1995. This represents a decrease of 31%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decrease in production for the quarter ended March 31, 1996 as compared to the same period for 1995. Depletion reflected a comparable decline.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $60,300 in the three months ended March 31, 1996 as compared to approximately $75,600 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were none in the three months ended March 31, 1996 as compared to approximately $5,500 in the three months ended March 31, 1995.

Cash flows used in financing activities were approximately $60,000 in the three months ended March 31, 1996 as compared to approximately $67,000 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $60,000 of which $53,400 was distributed to the limited partners and $6,600 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $37.95. Total distributions during the three months ended March 31, 1995 were $67,000 of which $59,630 was distributed to the limited partners and $7,370 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $42.38.

The source for the 1996 distributions of $60,000 was oil and gas operations of approximately $60,300, resulting in excess cash for contingencies or subsequent distributions. The source for the 1995 distributions of $67,000 was oil and gas operations of approximately $75,600, offset by additions to oil and gas properties of approximately $5,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $580,215 have been made to the partners. As of March 31, 1996, $516,767 or $367.28 per limited partner unit has been distributed to the limited partners, representing a 37% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $63,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PAGE

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTHWEST DEVELOPMENTAL
                              DRILLING FUND 92-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  May 11, 1996