Form 10-Q
period 1996-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1996-08-13
CIK 871332

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     16,470           7,614
  Receivable from Managing
   General Partner                                 53,050          57,194
                                                ---------       ---------
    Total current assets                           69,520          64,808
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,315,532       1,315,532
  Less accumulated depreciation,
    depletion and amortization                    577,000         532,000
                                                ---------       ---------
    Net oil and gas properties                    738,532         783,532
                                                ---------       ---------
Organization costs, net                            13,124          17,492
                                                ---------       ---------
                                             $    821,176         865,832
                                                =========       =========
     Liabilities and Partners' Equity

Partners' equity:
  Investor partners                               790,333         835,507
  Managing General Partner                         30,843          30,325
                                                ---------       ---------
    Total partners' equity                        821,176         865,832
                                                ---------       ---------
                                             $    821,176         865,832
                                                =========       =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   111,861    128,229    219,746    262,226
Interest                              235        279        363        499
                                  -------    -------    -------    -------
                                  112,096    128,508    220,109    262,725
                                  -------    -------    -------    -------

     Expenses

Production                         41,768     44,346     82,206     91,340
General and administrative          3,781      4,238     12,691     12,624
Depreciation, depletion and
  amortization                     25,184     32,184     49,368     66,368
                                  -------    -------    -------    -------
                                   70,733     80,768    144,265    170,332
                                  -------    -------    -------    -------
Net income                    $    41,363     47,740     75,844     92,393
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     7,321      8,792     13,773     17,464
                                  =======    =======    =======    =======
  Investor partners           $    34,042     38,948     62,071     74,929
                                  =======    =======    =======    =======
  Per investor partner
   unit                       $     24.19      27.68      44.12      53.25
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $   219,906    247,438
  Cash paid to suppliers                                (90,913)   (97,433)
  Interest income                                           363        499
                                                        -------    -------
    Net cash provided by operating
      activities                                        129,356    150,504
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                      -       (12,149)
  Cash received from sale of oil
    and gas property                                       -         1,500
                                                        -------    -------
    Net cash used in investing activities                  -       (10,649)
                                                        -------    -------
Cash flows used in financing
 activities:

  Distributions to partners                            (120,500)  (133,000)
                                                        -------    -------
Net increase in cash and cash equivalents                 8,856      6,855

  Beginning of period                                     7,614     10,448
                                                        -------    -------
  End of period                                     $    16,470     17,303
                                                        =======    =======

                                                                (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $    75,844     92,393

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        49,368     66,368
    (Increase) decrease in receivables                      160    (14,788)
    Increase in payables                                  3,984      6,531
                                                        -------    -------
Net cash provided by operating
  activities                                        $   129,356    150,504
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Developmental Drilling Fund 92-A, L.P. (the Partnership) was organized as a Delaware limited partnership on May 5, 1992. The offering of limited and general partner interests began August 11, 1992 as part of a shelf offering registered under the name Southwest Developmental Drilling Program 1991-92. Minimum capital requirements for the Partnership were met on December 28, 1992, with the offering of limited and general partner interests concluding December 31, 1992, with total investor partner contributions of $1,407,000, representing 1,407 interests ($1,000 per interest). The Managing General Partner made a contribution to the capital of the Partnership at the conclusion of the offering period in an amount equal to 1% of its net capital contributions. The Managing General Partner contribution was $12,030, for total capital contributions of $1,419,030.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.56     18.54        16%
Average price per mcf of gas             $    2.88      2.58        12%
Oil production in barrels                    3,900     5,300       (26%)
Gas production in mcf                        9,700    11,800       (18%)
Gross oil and gas revenue                $ 111,861   128,229       (13%)
Net oil and gas revenue                  $  70,093    83,883       (16%)
Partnership distributions                $  60,500    66,000        (8%)
Investor partner distributions           $  53,845    58,740        (8%)
Per unit distribution to investor
 partners                                $   38.27     41.75        (8%)
Number of investor partner units             1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $111,861 from $128,229 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 13%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 16%, or $3.02 per barrel, resulting in an increase of approximately $16,000 in revenues. Oil sales represented 75% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 76% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.30 per mcf, resulting in an increase of approximately $3,500 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $19,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 26% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $30,200 in revenues.

    Gas production decreased approximately 2,100 mcf or 18% during the same period, resulting in a decrease of approximately $6,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $36,200. The decrease is primarily a result of an anticipated sharp decline on one well following a successful workover.

Costs and Expenses

Total costs and expenses decreased to $70,733 from $80,768 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 6% lower, or approximately $2,600 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 11% or approximately $500 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

3. Depletion expense decreased to $23,000 for the quarter ended June 30, 1996 from $30,000 for the same period in 1995. This represents a decrease of 23%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the decrease in oil and gas revenue.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.28     18.08        12%
Average price per mcf of gas             $    2.80      2.71         3%
Oil production in barrels                    8,200    11,100       (26%)
Gas production in mcf                       19,400    22,500       (14%)
Gross oil and gas revenue                $ 219,746   262,226       (16%)
Net oil and gas revenue                  $ 137,540   170,886       (20%)
Partnership distributions                $ 120,500   133,000        (9%)
Investor partner distributions           $ 107,245   118,370        (9%)
Per unit distribution to investor
 partners                                $   76.22     84.13        (9%)
Number of limited partner units              1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $219,746 from $262,226 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 16%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 12%, or $2.20 per barrel, resulting in an increase of approximately $24,400 in revenues. Oil sales represented 75% of the total oil and gas sales during the six months ended June 30, 1996 as compared to 77% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.09 per mcf, resulting in an increase of approximately $2,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $26,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,900 barrels or 26% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $58,800 in revenues.

    Gas production decreased approximately 3,100 mcf or 14% during the same period, resulting in a decrease of approximately $8,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $67,500. The decrease is primarily a result of an anticipated sharp decline on one well following a successful workover.

Costs and Expenses

Total costs and expenses decreased to $144,265 from $170,332 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 15%. The decrease is the result of a decline in lease operating costs and depletion expense, offset by higher general and administrative expense.

1. Lease operating costs and production taxes were 10% lower, or approximately $9,100 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease is a result of workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

3. Depletion expense decreased to $45,000 for the six months ended June 30, 1996 from $62,000 for the same period in 1995. This represents a decrease of 27%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the decrease in oil and gas revenue.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $129,400 in the six months ended June 30, 1996 as compared to approximately $150,500 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were none in the six months ended June 30, 1996 as compared to approximately $10,600 in the six months ended June 30, 1995.

Cash flows used in financing activities were approximately $120,500 in the six months ended June 30, 1996 as compared to approximately $133,000 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $120,500 of which $107,245 was distributed to the investor partners and $13,255 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1996 was $76.22. Total distributions during the six months ended June 30, 1995 were $133,000 of which $118,370 was distributed to the investor partners and $14,630 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1995 was $84.13.

The source for the 1996 distributions of $120,500 was oil and gas operations of approximately $129,400, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $133,000 were oil and gas operations of approximately $150,500 and the sale of oil and gas properties of $1,500, offset by the addition to oil and gas properties of approximately $12,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $640,715 have been made to the partners. As of June 30, 1996, $570,612 or $405.55 per investor partner unit has been distributed to the investor partners, representing a 41% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $69,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 92-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996