Form 10-Q
period 1996-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1996-11-13
CIK 871332

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     13,281           7,614
  Receivable from Managing
   General Partner                                 57,885          57,194
                                                ---------       ---------
    Total current assets                           71,166          64,808
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,315,532       1,315,532
  Less accumulated depreciation,
   depletion and amortization                     598,000         532,000
                                                ---------       ---------
    Net oil and gas properties                    717,532         783,532
                                                ---------       ---------
Organization costs, net                            10,940          17,492
                                                ---------       ---------
                                             $    799,638         865,832
                                                =========       =========
     Liabilities and Partners' Equity

Partners' equity:
  Investor partners                          $    768,613         835,507
  Managing General Partner                         31,025          30,325
                                                ---------       ---------
    Total partners' equity                        799,638         865,832
                                                ---------       ---------
                                             $    799,638         865,832
                                                =========       =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   104,678     93,611    324,425    355,837
Interest                              233        234        596        733
                                  -------    -------    -------    -------
                                  104,911     93,845    325,021    356,570
                                  -------    -------    -------    -------

     Expenses

Production                         36,118     40,796    118,324    132,137
General and administrative          3,146      3,150     15,839     15,773
Depreciation, depletion and
 amortization                      23,184     25,184     72,552     91,552
                                  -------    -------    -------    -------
                                   62,448     69,130    206,715    239,462
                                  -------    -------    -------    -------
Net income                    $    42,463     24,715    118,306    117,108
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     7,222      5,488     20,995     22,953
                                  =======    =======    =======    =======
  Investor partners           $    35,241     19,227     97,311     94,155
                                  =======    =======    =======    =======
    Per investor partner
     unit                     $     25.05      13.67      69.16      66.92
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $   320,037    364,530
  Cash paid to suppliers                               (130,466)  (140,931)
  Interest income                                           596        733
                                                        -------    -------
    Net cash provided by operating
     activities                                         190,167    224,332
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                      -       (12,326)
  Cash received from sale of oil
   and gas property                                        -         1,500
                                                        -------    -------
    Net cash used in investing activities                  -       (10,826)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (184,500)  (210,000)
                                                        -------    -------
Net increase in cash and cash equivalents                 5,667      3,506

  Beginning of period                                     7,614     10,448
                                                        -------    -------
  End of period                                     $    13,281     13,954
                                                        =======    =======

                                                                (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   118,306    117,108

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        72,552     91,552
    (Increase) decrease in receivables                   (4,388)     8,693
    Increase in payables                                  3,697      6,979
                                                        -------    -------
Net cash provided by operating
 activities                                         $   190,167    224,332
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   22.88     16.42       39%
Average price per mcf of gas             $    2.58      2.69       (4%)
Oil production in barrels                    3,500     4,000      (13%)
Gas production in mcf                        9,500    10,400       (9%)
Gross oil and gas revenue                $ 104,678    93,611       12%
Net oil and gas revenue                  $  68,560    52,815       30%
Partnership distributions                $  64,000    77,000      (17%)
Investor partner distributions           $  56,960    68,530      (17%)
Per unit distribution to investor
 partners                                $   40.48     48.71      (17%)
Number of investor partner units             1,407     1,407

Revenues

The Partnership's oil and gas revenues increased to $104,678 from $93,611 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 12%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 39%, or $6.46 per barrel, resulting in an increase of approximately $25,800 in revenues. Oil sales represented 77% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 70% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 4%, or $.11 per mcf, resulting in a decrease of approximately $1,100 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $24,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 13% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $11,400 in revenues.

    Gas production decreased approximately 900 mcf or 9% during the same period, resulting in a decrease of approximately $2,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $13,700. The decrease is primarily result of an anticipated sharp decline on one well following a successful workover.

Costs and Expenses

Total costs and expenses decreased to $62,448 from $69,130 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 10%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 11% lower, or approximately $4,700 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The decrease is a result of workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs decreased
    less than 1% or approximately $5 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

3. Depletion expense decreased to $21,000 for the quarter ended September 30, 1996 from $23,000 for the same period in 1995. This represents a decrease of 9%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.06     17.64        19%
Average price per mcf of gas             $    2.73      2.70         1%
Oil production in barrels                   11,700    15,100       (23%)
Gas production in mcf                       28,900    32,900       (12%)
Gross oil and gas revenue                $ 324,425   355,837        (9%)
Net oil and gas revenue                  $ 206,101   223,700        (8%)
Partnership distributions                $ 184,500   210,000       (12%)
Investor partner distributions           $ 164,205   186,900       (12%)
Per unit distribution to investor
 partners                                $  116.71    132.84       (12%)
Number of limited partner units              1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $324,425 from $355,837 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 9%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 19%, or $3.42 per barrel, resulting in an increase of approximately $51,600 in revenues. Oil sales represented 76% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 75% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.03 per mcf, resulting in an increase of approximately $1,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $52,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,400 barrels or 23% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $71,600 in revenues.

    Gas production decreased approximately 4,000 mcf or 12% during the same period, resulting in a decrease of approximately $10,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $82,500. The decrease is primarily a result of an anticipated sharp decline on one well following as successful workover.

Costs and Expenses

Total costs and expenses decreased to $206,715 from $239,462 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 14%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 10% lower, or approximately $13,800 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease is a result of workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $70 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

3. Depletion expense decreased to $66,000 for the nine months ended September 30, 1996 from $85,000 for the same period in 1995. This represents a decrease of 22%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in production for the nine months ended September 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable decline.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $190,200 in the nine months ended September 30, 1996 as compared to approximately $224,300 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were none in the nine months ended September 30, 1996 as compared to approximately $10,800 in the nine months ended September 30, 1995.

Cash flows used in financing activities were approximately $184,500 in the nine months ended September 30, 1996 as compared to approximately $210,000 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $184,500 of which $164,205 was distributed to the investor partners and $20,295 to the general partners. The per unit distribution to investor partners during the nine months ended September 30, 1996 was $116.71. Total distributions during the nine months ended September 30, 1995 were $210,000 of which $186,900 was distributed to the investor partners and $23,100 to the general partners. The per unit distribution to investor partners during the nine months ended September 30, 1995 was $132.84.

The source for the 1996 distributions of $184,500 was oil and gas operations of approximately $190,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $210,000 were oil and gas operations of approximately $224,300 and the sale of oil and gas properties of approximately $1,500, offset by the additions to oil and gas properties of approximately $12,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $704,715 have been made to the partners. As of September 30, 1996, $627,572 or $446.04 per investor partner unit has been distributed to the investor partners, representing a 45% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $71,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matter to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Financial Data Schedule
           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 92-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996