Form 10-Q
period 1997-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1997-05-15
CIK 871332

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $      9,993         17,730
 Receivable from Managing General Partner           38,900         53,520
                                                 ---------      ---------
  Total current assets                              48,893         71,250
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,315,532      1,315,532
  Less accumulated depreciation,
   depletion and amortization                      616,000        601,000
                                                 ---------      ---------
  Net oil and gas properties                       699,532        714,532
                                                 ---------      ---------
Organization costs, net of amortization              6,572          8,756
                                                 ---------      ---------
                                              $    754,997        794,538
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability - Accounts payable                 3,950              -
                                                 ---------      ---------
Partners' equity:
 Managing General Partner                           28,139         31,033
 Investor partners                                 722,908        763,505
                                                 ---------      ---------
  Total partners' equity                           751,047        794,538
                                                 ---------      ---------
                                              $    754,997        794,538
                                                 =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

    Revenues

Oil and gas                                         $    89,119    107,885
Interest                                                    166        128
                                                        -------    -------
                                                         89,285    108,013
                                                        -------    -------

    Expenses

Production                                               35,964     40,438
General and administrative                                8,628      8,911
Depreciation, depletion and amortization                 17,184     24,184
                                                        -------    -------
                                                         61,776     73,533
                                                        -------    -------
Net income                                          $    27,509     34,480
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     4,916      6,453
                                                        =======    =======
 Investor partners                                  $    22,593     28,027
                                                        =======    =======
  Per investor partner unit                         $     16.06      19.92
                                                        =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from oil and gas sales               $  108,034    105,029
 Cash paid to suppliers                                (44,937)   (44,826)
 Interest income                                           166        128
                                                       -------    -------
  Net cash provided by operating activities             63,263     60,331
                                                       -------    -------

Cash flows used in financing activities:

 Distribution to investor partners                     (71,000)   (60,000)
                                                       -------    -------
Net increase (decrease) in cash and cash
 equivalents                                            (7,737)       331

 Beginning of period                                    17,730      7,614
                                                       -------    -------
 End of period                                      $    9,993      7,945
                                                       =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   27,509     34,480

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization              17,184     24,184
  (Increase) decrease in receivables                    18,915     (2,856)
  Increase (decrease) in payables                         (345)     4,523
                                                        -------    -------
Net cash provided by operating activities           $   63,263     60,331
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996.

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $  24.05      19.11     26%
Average price per mcf of gas              $   1.97       2.72    (28%)
Oil production in barrels                    3,100      4,300    (28%)
Gas production in mcf                        7,400      9,700    (24%)
Gross oil and gas revenue                 $ 89,119    107,885    (17%)
Net oil and gas revenue                   $ 53,155     67,447    (21%)
Partnership distributions                 $ 71,000     60,000     18%
Limited partner distributions             $ 63,190     53,400     18%
Per unit distribution to limited
 partners                                 $  44.91      37.95     18%
Number of limited partner units              1,407      1,407

Revenues

The Partnership's oil and gas revenues decreased to $89,119 from $107,885 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 17%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 26%, or $4.94 per barrel, resulting in an increase of approximately $21,200 in revenues. Oil sales represented 84% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 76% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 28%, or $ .75 per mcf, resulting in a decrease of approximately $7,300 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $13,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 28% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $28,900 in revenues.

    Gas production decreased approximately 2,300 mcf or 24% during the same period, resulting in a decrease of approximately $4,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $33,400.

Costs and Expenses

Total costs and expenses decreased to $61,776 from $73,533 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 16%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 11% lower, or approximately $4,500 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs decreased 3%
    or approximately $300 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

3. Depletion expense decreased to $15,000 for the quarter ended March 31, 1997 from $22,000 for the same period in 1996. This represents a decrease of 32%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decline in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $63,300 in the quarter ended March 31, 1997 as compared to approximately $60,300 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were $71,000 in the quarter ended March 31, 1997 as compared to $60,000 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $71,000 of which $63,190 was distributed to the investor partners and $7,810 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1997 was $44.91. Total distributions during the quarter ended March 31, 1996 were $60,000 of which $53,400 was distributed to the investor partners and $6,600 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1996 was $37.95.

The source for the 1997 distributions of $71,000 was oil and gas operations of approximately $63,300, with the balance from available cash on hand at the beginning of the period. The source for the 1996 distributions of $60,000 was oil and gas operations of approximately $60,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $841,215 have been made to the partners. As of March 31, 1997, $749,057 or $532.38 per investor partner unit has been distributed to the investor partners, representing a 53% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $44,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27  Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997