Form 10-Q
period 1997-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1997-08-15
CIK 871332

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      6,399          17,730
 Receivable from Managing General Partner          40,369          53,520
                                                ---------       ---------
    Total current assets                           46,768          71,250
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,315,532       1,315,532
  Less accumulated depreciation,
   depletion and amortization                     630,000         601,000
                                                ---------       ---------
    Net oil and gas properties                    685,532         714,532
                                                ---------       ---------
Organization costs, net                             4,388           8,756
                                                ---------       ---------
                                             $    736,688         794,538
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Accounts payable         $        342               -
                                                ---------       ---------
Partners' equity:
 Investor partners                                708,044         763,505
 Managing General Partner                          28,302          31,033
                                                ---------       ---------
    Total partners' equity                        736,346         794,538
                                                ---------       ---------
                                             $    736,688         794,538
                                                =========       =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Oil and gas                   $    90,067    111,861    179,186    219,746
Interest                              151        235        317        363
                                  -------    -------    -------    -------
                                   90,218    112,096    179,503    220,109
                                  -------    -------    -------    -------

  Expenses

Production                         30,624     41,768     66,588     82,206
General and administrative          3,612      3,781     12,239     12,691
Depreciation, depletion and
 amortization                      16,184     25,184     33,368     49,368
                                  -------    -------    -------    -------
                                   50,420     70,733    112,195    144,265
                                  -------    -------    -------    -------
Net income                    $    39,798     41,363     67,308     75,844
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     6,158      7,321     11,074     13,773
                                  =======    =======    =======    =======
 Investor partners            $    33,640     34,042     56,234     62,071
                                  =======    =======    =======    =======
  Per investor partner unit   $     23.91      24.19      39.97      44.12
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from oil and gas sales               $   196,811    219,906
 Cash paid to suppliers                                 (82,959)   (90,913)
 Interest income                                            317        363
                                                        -------    -------
  Net cash provided by operating activities             114,169    129,356
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (125,500)  (120,500)
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                            (11,331)     8,856

 Beginning of period                                     17,730      7,614
                                                        -------    -------
 End of period                                      $     6,399     16,470
                                                        =======    =======

                                                                (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    67,308     75,844

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               33,368     49,368
  Decrease in receivables                                17,625        160
  Increase (decrease) in payables                        (4,132)     3,984
                                                        -------    -------
Net cash provided by operating activities           $   114,169    129,356
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.76     21.56        (8%)
Average price per mcf of gas             $    2.96      2.88         3%
Oil production in barrels                    3,300     3,900       (15%)
Gas production in mcf                        8,400     9,700       (13%)
Gross oil and gas revenue                $  90,067   111,861       (19%)
Net oil and gas revenue                  $  59,443    70,093       (15%)
Partnership distributions                $  54,500    60,500       (10%)
Investor partner distributions           $  48,505    53,845       (10%)
Per unit distribution to investor
 partners                                $   34.47     38.27       (10%)
Number of investor partner units             1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $90,067 from $111,861 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 19%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 8%, or $1.80 per barrel, resulting in a decrease of approximately $7,000 in revenues. Oil sales represented 72% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 75% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.08 per mcf, resulting in an increase of approximately $800 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $6,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 15% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $11,900 in revenues.

    Gas production decreased approximately 1,300 mcf or 13% during the same period, resulting in a decrease of approximately $3,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $15,700. The decline in production is primarily attributable to the expected sharp decline following a successful workover and downtime due to mechanical problems.

Costs and Expenses

Total costs and expenses decreased to $50,420 from $70,733 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 29%. The decrease is primarily the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 27% lower, or approximately $11,100 less during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The decline is primarily attributable to workover cost incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $200 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

3. Depletion expense decreased to $14,000 for the quarter ended June 30, 1997 from $23,000 for the same period in 1996. This represents a decrease of 39%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decline in oil and gas revenues and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.50     20.28         6%
Average price per mcf of gas             $    2.45      2.80       (13%)
Oil production in barrels                    6,500     8,200       (21%)
Gas production in mcf                       16,100    19,400       (17%)
Gross oil and gas revenue                $ 179,186   219,746       (18%)
Net oil and gas revenue                  $ 112,598   137,540       (18%)
Partnership distributions                $ 125,500   120,500         4%
Investor partner distributions           $ 111,695   107,245         4%
Per unit distribution to investor
 partners                                $   79.39     76.22         4%
Number of limited partner units              1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $179,186 from $219,746 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 18%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 6%, or $1.22 per barrel, resulting in an increase of approximately $10,000 in revenues. Oil sales represented 78% of the total oil and gas sales during the six months ended June 30, 1997 as compared to 75% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 13%, or $.35 per mcf, resulting in a decrease of approximately $6,800 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $3,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 21% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $36,600 in revenues.

    Gas production decreased approximately 3,300 mcf or 17% during the same period, resulting in a decrease of approximately $8,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $44,700. The decline in production is primarily attributable to the expected sharp decline following a successful workover and downtime due to mechanical problems.

Costs and Expenses

Total costs and expenses decreased to $112,195 from $144,265 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 22%. The decrease is primarily the result of a decline in lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 19% lower, or approximately $15,600 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decline is primarily attributable to workover cost incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $500 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

3. Depletion expense decreased to $29,000 for the six months ended June 30, 1997 from $45,000 for the same period in 1996. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decline in oil and gas revenues and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $114,200 in the six months ended June 30, 1997 as compared to approximately $129,400 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were $125,500 in the six months ended June 30, 1997 as compared to $120,500 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $125,500 of which $111,695 was distributed to the investor partners and $13,805 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1997 was $79.39. Total distributions during the six months ended June 30, 1996 were $120,500 of which $107,245 was distributed to the investor partners and $13,255 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1996 was $76.22.

The source for the 1997 distributions of $125,500 was oil and gas operations of approximately $114,200, with the balance from available cash on hand at the beginning of the period. The source for the 1996 distributions of $120,500 was oil and gas operations of approximately $129,400, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $895,715 have been made to the partners. As of June 30, 1997, $797,562 or $566.85 per investor partner unit has been distributed to the investor partners, representing a 57% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $46,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 92-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 15, 1997