Form 10-Q
period 1997-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1997-11-17
CIK 871332

Page 1 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    6,600         17,730
 Receivable from Managing General Partner          31,780         53,520
---------                                      ---------
     Total current assets                          38,380         71,250
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 1,315,352      1,315,532
  Less accumulated depreciation,
   depletion and amortization                     643,000        601,000
                                                ---------      ---------
     Net oil and gas properties                   672,352        714,532
                                                ---------      ---------

Organization costs, net                             2,204          8,756
---------                                      ---------
$ 712,936                                      794,538
                                                =========      =========

Liabilities and Partners' Equity

Partners' equity
 Investor partners                             $  685,539        763,505
 Managing General Partner                          27,397         31,033
                                                ---------      ---------
     Total partners' equity                    $  712,936        794,538
                                                =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Oil and gas                  $    75,978   104,678     255,164   324,425
Interest                             130       233         447       596
                                  ------   -------     -------   -------
                                  76,108   104,911     255,611   325,021
                                  ------   -------     -------   -------
Expenses

Production                        32,265    36,118      98,853   118,324
General and administrative         3,069     3,146      15,308    15,839
Depreciation, depletion and
 amortization                     15,184    23,184      48,552    72,552
                                  ------   -------     -------   -------
                                  50,518    62,448     162,713   206,715
                                  ------   -------     -------   -------
Net income                   $    25,590    42,463      92,898   118,306
                                  ======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     4,485     7,222      15,559    20,995
                                  ======   =======     =======   =======
 Investor Partners           $    21,105    35,241      77,339    97,311
                                  ======   =======     =======   =======
  Per investor partner unit  $     15.00     25.05       54.97     69.16
======                 =======   =======   =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from oil and gas sales              $  277,255    320,037
 Cash paid to suppliers                             (114,512)  (130,466)
 Interest income                                          447        596
                                                      -------    -------

   Net cash provided by operating activities          163,190    190,167
                                                      -------    -------

Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property                                                180          -
                                                      -------    -------

Cash flows used in financing activities

 Distributions to partners                          (174,500)  (184,500)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                         (11,130)      5,667

 Beginning of period                                   17,730      7,614
                                                      -------    -------
 End of period                                     $    6,600     13,281
=======                                            =======

                                                             (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   92,898    118,306

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              48,552     72,552
 (Increase) decrease in receivables                    22,091    (4,388)
 Increase (decrease) in payables                        (351)      3,697
                                                      -------    -------
Net cash provided by operating activities          $  163,190    190,167
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.74     22.88    (18%)
Average price per mcf of gas               $    2.67      2.58       3%
Oil production in barrels                      2,900     3,500    (17%)
Gas production in mcf                          8,100     9,500    (15%)
Gross oil and gas revenue                  $  75,978   104,678    (27%)
Net oil and gas revenue                    $  43,713    68,560    (36%)
Partnership distributions                  $  49,000    64,000    (23%)
Investor partner distributions             $  43,610    56,960    (23%)
Per unit distribution to investor partners $   31.00     40.48    (23%)
Number of investor partner units               1,407     1,407


Revenues

The Partnership's oil and gas revenues decreased to $75,978 from $104,678 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 27%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 18%, or $4.14 per barrel, resulting in a decrease of approximately $14,500 in revenues. Oil sales represented 72% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 77% during the quarter ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.09 per mcf, resulting in an increase of approximately $900 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $13,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 17% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $11,200 in revenues.

    Gas production decreased approximately 1,400 mcf or 15% during the same period, resulting in a decrease of approximately $3,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $14,900. The decline in production is primarily attributable to the expected sharp decline following a successful workover and downtime due to mechanical problems.

Costs and Expenses

Total costs and expenses decreased to $50,518 from $62,448 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 19%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 11% lower, or approximately $3,900 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The decline is primarily attributable to workover cost incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $80 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

3. Depletion expense decreased to $13,000 for the quarter ended September 30, 1997 from $21,000 for the same period in 1996. This represents a decrease of 38%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Results of Operations

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   20.65     21.06     (2%)
Average price per mcf of gas               $    2.52      2.73     (8%)
Oil production in barrels                      9,400    11,700    (20%)
Gas production in mcf                         24,200    28,900    (16%)
Gross oil and gas revenue                  $ 255,164   324,425    (21%)
Net oil and gas revenue                    $ 156,311   206,101    (24%)
Partnership distributions                  $ 174,500   184,500     (5%)
Investor partner distributions             $ 155,305   164,205     (5%)
Per unit distribution to investor partners $  110.38    116.71     (5%)
Number of investor partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $255,164 from $324,425 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 21%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 2%, or $.41 per barrel, resulting in a decrease of approximately $4,800 in revenues. Oil sales represented 76% of total oil and gas sales during the nine months ended September 30, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 8%, or $.21 per mcf, resulting in a decrease of approximately $6,100 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $10,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,300 barrels or 20% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $47,500 in revenues.

    Gas production decreased approximately 4,700 mcf or 16% during the same period, resulting in a decrease of approximately $11,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $59,300. The decline in production is primarily attributable to the expected sharp decline following a successful workover and downtime due to mechanical problems.


Costs and Expenses

Total costs and expenses decreased to $162,713 from $206,715 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 21%. The decrease is the result of higher lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 16% lower, or approximately $19,500 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decline is primarily attributable to workover cost incurred in 1996 as compared to 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $500 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

3. Depletion expense decreased to $42,000 for the nine months ended September 30, 1997 from $66,000 for the same period in 1996. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $163,200 in the nine months ended September 30, 1997 as compared to approximately $190,200 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $200 in the nine months ended September 30, 1997 as compared to none in the nine months ended September 30, 1996. The principle source of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $174,500 in the nine months ended September 30, 1997 as compared to approximately $184,500 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $174,500 of which $155,305 was distributed to the investor partners and $19,195 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1997 was
$110.38. Total distributions during the nine months ended September 30, 1996 were $184,500 of which $164,205 was distributed to the investor partners and $20,295 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1996 was $116.71.

The sources for the 1997 distributions of $174,500 were oil and gas operations of approximately $163,200 and the change in oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period. The source for the 1996 distributions of $184,500 was oil and gas operations of approximately $190,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $944,715 have been made to the partners. As of September 30, 1997, $841,172 or $597.85 per investor partner unit has been distributed to the investor partners, representing a 60% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $38,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Developmental Drilling Fund 92-
                                   A, L.P.
                                   a Delaware limited partnership


By:                                Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
and Chief Financial Officer

Date:     November 15, 1997