Form 10-K
period 1997-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1998-03-25
CIK 871332

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

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

Delaware                                                    75-2387816
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

407 N. Big Spring, Suite 300, Midland, Texas                79701
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code  (915) 686-9927

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

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   8

 4.  Submission of Matters to a Vote of Security Holders                 8

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 9

 6.  Selected Financial Data                                            10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      11

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             35

                                 Part III

10.  Directors and Executive Officers of the Registrant                 36

11.  Executive Compensation                                             39

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         39

13.  Certain Relationships and Related Transactions                     39

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        40

     Signatures                                                         42

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")  and  its  staff  of  130  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of leasehold interests upon which drilling would be performed, and the marketing of future anticipated production from such properties. The Partnership has no employees.

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

1997  was  another volatile year in the oil market.  Prices ranged  from  a high  of  approximately $26 in the first quarter to  a  low  near  $18  per barrel. Two contributing factors that influence the oil industry are the strength of the economy and activity in the Middle East. Both influenced the supply and demand of oil, and both played roles in price swings this year. Economic expansion throughout the world enabled consumption to surpass 70 million barrels of oil per day. However, early in the year, producing countries failed to make up the difference in supply, placing upward pressure on prices. U.S. production fell slightly in 1997 to average roughly 6.4 million barrels of oil per day. Over the Thanksgiving weekend, OPEC agreed to increase their crude oil production ceiling by approximately 10%, but experts have said that many OPEC countries were already producing beyond their quotas, therefore, capacity is not expected to expand severely. Then on December 4th, the UN Security Council approved a renewal of the Iraqi oil-for-food program. The OPEC agreement and the UN's decision on the oil-for-food program will certainly increase the world supply of oil and most likely depress prices in the near term. However, world demand is expected to continue with strong growth in 1998.

The December 31, 1997 NYMEX oil price of $17.64 dropped to $14.32 as of March 18, 1998. The price decline in the first quarter of 1998 could cause a material write down in oil and gas properties and a possible reduction in future distributions to investors.

Overall the 1997 average price of natural gas increased nationwide from the 1996 rates. In some areas the increase was as high as 15%. The 1996 and 1997 average prices are by far the highest realized by the industry since 1985. The 1998 average price is expected to remain above the $2.00 per MMBTU level, however some early signs indicate that the prices will be softer in 1998 than they were in 1997. Forecasts for a mild winter and the lack of gas storage withdrawals are fueling speculation that the U.S. has an excess supply of gas thus driving the prices down to the early 1996 levels.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1997          76%          24%
                    1996          76%          24%
                    1995          75%          25%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchaser, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation 60%, Aquila Southwest Pipeline Corporation 19% and Navajo Refining Company, Inc. 15%. Three purchasers accounted for 96% of the partnership's total oil and gas production during 1996: Scurlock Permian Corporation 60%, Aquila Southwest Pipeline Corporation 19% and Navajo Refining Company Inc. 17%. Three purchasers, Scurlock Permian Corporation, Aquila Southwest Pipeline Corporation and Navajo Refining Company, accounted for 60%, 20% and 17%, respectively, of the Partnership's total oil and gas production during 1995. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1997, there were 130 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

In determining whether an interest in a particular leasehold was to be acquired, the Managing General Partner considered such criteria as estimated drilling costs, estimated oil and gas reserves, estimated cash flow from the sale of future production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves and the availability of markets.

As of December 31, 1997, the Partnership possessed an interest in oil and gas properties located in Ward County of Texas and Lea and Eddy Counties of New Mexico and Ward County of Texas. These properties consist of various interests in 10 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the additional drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1997, 1996 and 1995.

Significant Properties
The following table reflects the properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Mobil Fee G #1        12/92 at            1         32,519         65,905
Ward County,          100%
Texas                 working
                      interest

Mobil Fee H #1        12/92 at            1         64,839        162,097
Ward County,          100%
Texas                 working
                      interest

*The reserve estimates were prepared as of January 1, 1998, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1997 of $17.64 was used as the beginning basis for the oil price. Oil price adjustments from $17.64 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $17.23 per barrel in the preparation of the reserve report as of January 1, 1998.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1997 of $2.26 was used as the beginning basis. Gas price adjustments from $2.26 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.69 per Mcf in the preparation of the reserve report as of January 1, 1998.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1997.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1997 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Nations Bank, N.A. of Midland, Texas, plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 1997, 1996 and 1995, no limited partner units were purchased by the Managing General Partner.


Number of Limited and General Partner Interest Holders
As of December 31, 1997, there were 104 holders of limited partner units.

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

During 1997, twelve monthly distributions were made totaling $205,500, with $182,895 distributed to the investor partners and $22,605 to the Managing General Partners. For the year ended December 31, 1997, distributions of $129.99 per investor partner unit were made, based upon 1,407 investor partner units outstanding. During 1996, twelve monthly distributions were made totaling $250,000, with $222,500 distributed to the investor partners and $27,500 to the Managing General Partners. For the year ended December 31, 1996, distributions of $158.14 per investor partner unit were made, based upon 1,407 investor partner units outstanding. For the year ended December 31, 1995, 12 monthly distributions were made totaling $270,000, with $240,300 distributed to the investor partners and $29,700 distributed to the Managing General Partner. For the year ended December 31, 1995, distributions of $170.79 per investor partner unit were made, based upon 1,407 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the year ended December 31, 1997, 1996, 1995, 1994 and 1993 should be read in conjunction with the financial statements included in Item 8:

                                       Year ended December 31,
                           ------------------------------------------------
                               1997    1996      1995      1994     1993
                               ----    ----      ----      ----     ----

Revenues              $   335,791     425,671   455,640  405,099  364,420

Net income (loss)          93,437     178,706   165,968  103,054(141,690)

Partners' share of net
 income (loss):

  Managing General
   Partner                 19,601      28,208    29,338   22,747   23,058

  Investor partners        73,836     150,498   136,630   80,307(164,748)

Investor partners' net
  income (loss) per unit                 52.48    106.96    97.11     57.08
(117.09)

Investor partners' cash
  distributions per unit                129.99    158.14   170.79     63.21
95.33

Total assets          $   682,573     794,538   865,832  969,949  967,110

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 1997 and 1996

The following table provides certain information regarding performance factors for the years ended December 31, 1997 and 1996:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1997      1996   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   20.06    20.64     (3%)
Average price per mcf of gas               $    2.65     2.99    (11%)
Oil production in barrels                     12,700   15,600    (19%)
Gas production in mcf                         30,000   34,300    (13%)
Gross oil and gas revenue                  $ 334,355  424,676    (21%)
Net oil and gas revenue                    $ 195,115  274,432    (29%)
Partnership distributions                  $ 205,500  250,000    (18%)
Limited partner distributions              $ 182,895  222,500    (18%)
Per unit distribution to limited partners  $  129.99   158.14    (18%)
Number of limited partner units                1,407    1,407

Revenues

The Partnership's oil and gas revenues decreased to $334,355 from $424,676 for the years ended December 31, 1997 and 1996, respectively, a decrease of 21%. The principal factors affecting the comparison of the years ended December 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1997 as compared to the year ended December 31, 1996 by 3%, or $.58 per barrel, resulting in a decrease of approximately $9,000 in revenues. Oil sales represented 76% of total oil and gas sales during the year ended December 31, 1997 as compared to 76% during the year ended December 31, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 11%, or $.34 per mcf, resulting in a decrease of approximately $11,700 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $20,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,900 barrels or 19% during the year ended December 31, 1997 as compared to the year ended December 31, 1996, resulting in a decrease of approximately $58,200 in revenues.

    Gas production decreased approximately 4,300 mcf or 13% during the same period, resulting in a decrease of approximately $11,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $69,600. The decrease is attributable to normal decline.

Costs and Expenses

Total costs and expenses decreased to $242,354 from $246,965 for the years ended December 31, 1997 and 1996, respectively, a decrease of 2%. The decrease is the result of lower lease operating costs and general and administrative expense, partially offset by depletion expense.

1. Lease operating costs and production taxes were 7% lower, or approximately $11,000 less during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $600 during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

3. Depletion expense increased to $76,000 for the year ended December 31, 1997 from $69,000 for the same period in 1996. This represents an increase of 10%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $13,000 as of December 31, 1996.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1996 and 1995

The following table provides certain information regarding performance factors for the years ended December 31, 1996 and 1995:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1996      1995   (Decrease)
                                                ----      ----    --------

Average price per barrel of oil            $   20.64    17.56      18%
Average price per mcf of gas               $    2.99     2.68      12%
Oil production in barrels                     15,600   19,500    (20%)
Gas production in mcf                         34,300   41,600    (18%)
Gross oil and gas revenue                  $ 424,676  454,587     (7%)
Net oil and gas revenue                    $ 274,432  284,771     (4%)
Partnership distributions                  $ 250,000  270,000     (7%)
Limited partner distributions              $ 222,500  240,300     (7%)
Per unit distribution to limited partners  $  158.14   170.79     (7%)
Number of limited partner units                1,407    1,407

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

Costs and Expenses

Total costs and expenses decreased to $246,965 from $289,672 for the years ended December 31, 1996 and 1995, respectively, an increase of 15%. The decrease is the result of higher lease operating costs, general and administrative expense and depletion expense.

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

    A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production cost. The impact of the revision would have decreased depletion expense approximately $14,000 as of December 31, 1995. Also contributing to the decline in depletion expense was the decrease in oil and gas revenues between the comparative periods.

C.   Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 1997, 1996 and 1995 was $93,437, $178,706 and $165,968, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 1997, 1996 and 1995, would have been $178,193, $256,442 and
$266,704, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1997, 1996 and 1995 were $205,500, $250,000
$270,000, respectively. These differences are indicative of the changes in oil and gas prices, production and property during 1997, 1996 and 1995.

The sources for the 1997 distributions of $205,500 were oil and gas operations of approximately $195,400 and the change in oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period. The source for the 1996 distributions of $250,000 were oil and gas operations of approximately $260,100 resulting in excess cash of contingencies or subsequent distributions. The sources for the 1995 distributions of $270,000 were oil and gas operations of approximately $278,100 and property sales of $1,500, offset by additions to oil and gas properties of approximately $12,500, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1997 were $205,500 of which $182,895 was distributed to the investor partners and $22,605 to the Managing General Partners. The per unit distribution to investor partners during the same period was $129.99. Total distributions during the year ended December 31, 1996 were $250,000 of which $222,500 was distributed to the investor partners and $27,500 to the Managing General Partners. The per unit distribution to investor partners during the same period was $158.14. Total distributions during the year ended 1995 were $270,000 of which $240,300 was distributed to the investor partners and $29,700 to the Managing General Partner. The per unit distribution to investor partners during the year ended 1995 was $170.79.

Since inception of the Partnership, cumulative monthly cash distributions of $975,715 have been made to the partners. As of December 31, 1997, $868,762 or $617.46 per investor partner unit, has been distributed to the investor partners, representing a 62% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

The December 31, 1997 NYMEX oil price of $17.64 dropped to $14.32 as of March 18, 1998. The price decline in the first quarter of 1998 could cause a material write down in oil and gas properties and a possible reduction in future distributions to investors.

Cash flows provided by operating activities were approximately $195,400 in 1997, $260,100 in 1996 and $278,100 in 1995. The primary source of the
1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $200 in 1997. There were no cash flows from investing activities during 1996. Cash flows used in investing activities were approximately $11,000 in 1995. The principal source of the 1997 cash flow from investing activities was sale of oil and gas properties.

Cash flows used in financing activities were approximately $205,400 in 1997, $250,000 in 1996 and $270,000 in 1995. The only use in the 1997 financing activities was the distributions to partners.

As of December 31, 1997, the Partnership had $44,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The  Managing  General Partner provides all data processing  needs  of  the
Partnership. The Managing General Partner has reviewed and evaluated its information systems to determine if its systems accurately process data referencing the year 2000. Primarily all necessary programming modifications to correct year 2000 referencing in the Managing General Partners internal accounting and operating systems have been made to-date. However the Managing General Partner has not completed its evaluation of its vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operation of the Managing General Partnership or the operations of the Partnership.

Item 8.  Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Reports                                            19

Balance Sheets                                                          21

Statement of Operations                                                 22

Statement of Changes in Partners' Equity                                23

Statements of Cash Flows                                                24

Notes to Financial Statements                                           26

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Developmental Drilling
 Fund 92-A
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheet of Southwest Developmental Drilling Fund 92-A (the "Partnership") as of December 31, 1997, and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 92-A as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                        KPMG Peat Marwick LLP



Midland, Texas
March 18, 1998

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Developmental Drilling
 Fund 92-A, L.P.
Midland, Texas

We have audited the accompanying balance sheet of Southwest Developmental Drilling Fund 92-A, L.P. as of December 31, 1996 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 92-A, L.P. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                           A   Tennessee   Registered   Limited   Liability
Partnership


Chattanooga, Tennessee
March 14, 1997

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1997 and 1996


                                                     1997        1996
                                                     ----        ----
  Assets

Current assets:
 Cash and cash equivalents                   $         7,887       17,730
 Receivable from Managing General Partner             36,334       53,520

---------                                    ---------
                                                 Total    current    assets
44,221                                       71,250

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,315,352    1,315,532
  Less accumulated depreciation,
                                               depletion  and  amortization
677,000                                      601,000

---------                                    ---------
                                              Net  oil  and gas  properties
638,352                                      714,532

---------                                    ---------
Organization costs, net of amortization
 of $0 and $34,944 for 1997 and 1996                       -        8,756

---------                                    ---------
                                                                          $
682,573                                      794,538

=========                                    =========

  Liabilities and Partners' Equity

Current liability - Distribution payable     $            98            -

---------                                    ---------
Partners' equity:
 Investor partners                                   654,446      763,505
 Managing General Partner                             28,029       31,033

---------                                    ---------
                                                Total    partners'   equity
682,475                                      794,538

---------                                    ---------
                                                                          $
682,573                                      794,538

=========                                    =========




















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 1997, 1996 and 1995


                                                 1997      1996     1995
                                                 ----      ----     ----
  Revenues

Oil and gas sales                         $    334,355   424,676  454,587
Interest income from operations                  1,436       995    1,053
                                                                    -------
-------                                   -------
                                                                    335,791
425,671                                   455,640
                                                                    -------
-------                                   -------

  Expenses

Production                                     139,240   150,244  169,816
General and administrative                      18,358    18,985   19,120
Depreciation, depletion and amortization        84,756    77,736  100,736
                                                                    -------
-------                                   -------
                                                                    242,354
246,965                                   289,672
                                                                    -------
-------                                   -------
Net income                                $     93,437   178,706  165,968
                                                                    =======
=======                                   =======
Net income allocated to:

 Managing General Partner                 $     19,601    28,208   29,338
                                                                    =======
=======                                   =======
 Investor partners                        $     73,836   150,498  136,630
                                                                    =======
=======                                   =======
  Per investor partner unit               $      52.48    106.96    97.11
                                                                    =======
=======                                   =======



























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1997, 1996 and 1995


                                               Managing
                                               General   Investor
                                               Partner   Partners  Total
                                               --------  --------  -----

Balance at December 31, 1994              $     30,687   939,177  969,864

 Net income                                     29,338   136,630  165,968

 Distributions                                (29,700) (240,300)(270,000)
                                                                     ------
---------                                 ---------
Balance at December 31, 1995                    30,325   835,507  865,832

 Net income                                     28,208   150,498  178,706

 Distributions                                (27,500) (222,500)(250,000)
                                                                     ------
---------                                 ---------
Balance at December 31, 1996                    31,033   763,505  794,538

 Net income                                     19,601    73,836   93,437

 Distributions                                (22,605) (182,895)(205,500)
                                                                     ------
---------                                 --------
Balance at December 31, 1997              $     28,029   654,446  682,475
                                                                     ======
=========                                 ==========





























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1997, 1996 and 1995


                                                 1997      1996     1995
                                                 ----      ----     ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    355,046   429,745  467,205
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(161,103)                                 (170,624)(190,117)
 Interest received                               1,436       995    1,053
                                                                    -------
-------                                   -------
   Net  cash provided by operating activities              195,379  260,116
278,141
                                                                    -------
-------                                   -------
Cash flows from investing activities:

 Additions to oil and gas properties                 -         - (12,475)
 Sale of oil and gas properties                    180         -    1,500
                                                                    -------
-------                                   -------
  Net cash used in investing activities            180         - (10,975)
                                                                    -------
-------                                   -------
Cash flows used in financing activities:

 Distributions to partners                   (205,402) (250,000)(270,000)
                                                                    -------
-------                                   -------
Net increase (decrease) in cash and cash
 equivalents                                   (9,843)    10,116  (2,834)

 Beginning of period                            17,730     7,614   10,448
                                                                    -------
-------                                   -------
 End of period                            $      7,887    17,730     7614
                                                                    =======
=======                                   =======


(continued)






















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1997, 1996 and 1995


                                                  1997     1996      1995
                                                  ----     ----      ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                $     93,437   178,706  165,968

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation, depletion and amortization                84,756    77,736
100,736
  Decrease in receivables                       20,691     5,069   12,618
  Decrease in payables                         (3,505)   (1,395)  (1,181)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    195,379   260,116  278,141
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

                                                    Managing
                                                    General        General
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

     Under the future gross revenue method, the Partnership computes the provision by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing (a) oil  and  gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1997, 1996 and 1995, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for over or under deliveries of gas. Under this method, the Partnership records revenues based on the payments it has received for sales from purchasers. As of December 31, 1997, 1996 and 1995, the Partnership was not over or under produced.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its assets at December 31, 1997 and 1996 was $531,228 and $572,137, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Investor Partner Units
     As of December 31, 1997, 1996 and 1995, there were 1,407 investor units outstanding held by 104 partners.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

     Concentrations of Credit Risk
     The Partnership is subject to credit risk through trade receivables. Although a substantial portion of its debtors' ability to pay is dependent upon the oil and gas industry, credit risk is minimized due to a large customer base. All partnership revenues are received by the Managing General Partner and subsequently remitted to the partnership and all expenses are paid by the Managing General Partner and subsequently reimbursed by the partnership.

     Fair Value of Financial Instruments
     The carrying amount of cash and accounts receivable approximates fair value due to the short maturity of these instruments.

     Recent Accounting Pronouncements
     In June 1997, the FASB issued "Reporting Comprehensive Income," SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, this statements requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Partnership anticipates adoption of SFAS No. 130 in its year ended December 31, 1998 financial statements.

     Comprehensive income consists of the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Specifically, this includes net income and other comprehensive income, which is made up of certain changes in assets and liabilities that are not reported in a statement of operations but are included in the balances within a separate component of equity in a statement of financial position. Such changes include, but are not limited to, unrealized gains for marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments.

     Net Income (loss) per limited partnership unit
     The net income (loss) per limited partnership unit is calculated by using the number of outstanding limited partnership units.

3.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Nations Bank, N.A. of Midland, Texas, plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


3.   Commitments and Contingent Liabilities - continued
     The Partnership is subject to various federal, state and local environmental laws and regulations which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1997, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $19,000, $19,000 and $17,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $1,400, $400 and $5,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid an administrative fee of $12,000 during 1997, 1996 and 1995 for
     reimbursement   of   indirect  general  and  administrative   overhead
     expenses.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions - continued
     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating none during 1997, $50 during 1996 and none during 1995.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $36,300 and $53,500 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1997 and 1996, respectively.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchaser, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation 60%, Aquila Southwest Pipeline Corporation 19% and Navajo Refining Company, Inc. 15%. Three purchasers accounted for 96% of the partnership's total oil and gas production during 1996: Scurlock Permian Corporation 60%, Aquila Southwest Pipeline Corporation 19% and Navajo Refining Company Inc. 17%. Three purchasers, Scurlock Permian Corporation, Aquila Southwest Pipeline Corporation and Navajo Refining Company, accounted for 60%, 20% and 17%, respectively, of the Partnership's total oil and gas production during 1995. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

6.   Estimated Oil and Gas Reserves (unaudited)

     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1995                                 188,000     339,000

       Production                                   (20,000)    (42,000)
       Revisions of estimates in place              (17,000)      20,000
                                                     -------     -------
     December 31, 1995                               151,000     317,000

       Production                                   (16,000)    (34,000)
       Revisions of estimates in place                29,000      53,000
                                                     -------     -------
     December 31, 1996                               164,000     336,000

       Production                                   (13,000)    (30,000)
       Revisions of estimates in place              (33,000)    (18,000)
                                                     -------     -------
     December 31, 1997                               118,000     288,000
                                                     =======     =======

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed reserves -

     December 31, 1995                               151,000     316,000
                                                     =======     =======
     December 31, 1996                               163,000     335,000
                                                     =======     =======
     December 31, 1997                               117,000     288,000
                                                     =======     =======

     All of the Partnership's reserves are located within the continental United States.

     *The  reserve estimates were prepared as of January 1, 1998, by Donald
     R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1997 of $17.64 was used as the beginning basis for the oil price. Oil price adjustments  from  $17.64  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $17.23 per barrel in the preparation of the reserve report as of January 1, 1998.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1997 of $2.26 was used as the beginning basis. Gas price adjustments from $2.26 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.69 per Mcf in the preparation of the reserve report as of January 1, 1998.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data, the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated.

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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1997, 1996 and 1995 is presented below:

                                              1997       1996        1995
                                              ----       ----        ----

     Future cash inflows                $  2,801,000  5,563,000  3,865,000
     Production and development costs      1,637,000  2,738,000  2,248,000
                                           ---------  ---------  ---------
     Future net cash flows                 1,164,000  2,825,000  1,617,000
     10% annual discount for estimated
       timing of cash flows                  430,000  1,186,000    563,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $    734,000  1,639,000  1,054,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                               1997       1996        1995
                                               ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (195,000)  (364,000)  (359,000)
      Changes in prices and production costs           (754,000)    692,000
486,000
     Changes of production rates
       (timing) and others                    41,000     74,000  (138,000)
     Revisions of previous
       quantities estimates                (161,000)     44,000  (248,000)
     Accretion of discount                   164,000    139,000    128,000
     Discounted future net
       cash flows -
      Beginning of year                    1,639,000  1,054,000  1,185,000
                                           ---------   --------   --------
      End of year                       $    734,000  1,639,000  1,054,000
                                           =========   ========   ========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 9, 1997 Southwest Royalties, Inc. the Partnership's Managing General Partner (Southwest Royalties, Inc.) dismissed Joseph Decosimo and Company as the Partnership's independent accountants. The Managing General Partner's Board of Directors approved the decision to change the Partnership's independent accountants.

The reports of Joseph Decosimo and Company on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the two most recent fiscal years and through June 9, 1997, there have been no disagreements with Joseph Decosimo and Company on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Joseph Decosimo and Company would have caused them to make reference thereto in their report on the financial statements for such years.

The Registrant has requested that Joseph Decosimo and Company furnish it with a letter addressed to the SEC stating whether or not is agrees with the above statements. A copy of that letter is included as Exhibit 16 and has been filed with the Securities and Exchange Commission.

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      42     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          44     Vice  President  and   Chief
                                        Financial Officer

Phillip F. Hock, Jr.                    54   Vice President, Exploration

Jon P. Tate                             40     Vice  President,  Land   and
                                        Assistant Secretary

Joel D. Talley              36          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         42          Vice President, Operations

J. Steven Person            39          Vice President, Marketing

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

Phillip   F.   Hock,   Jr.,  Vice  President,  Exploration,   assumed   his
responsibilities with the Managing General Partner as a geologist in November 1993. Prior to joining the Managing General Partner, Mr. Hock was employed four (4) years by Ramco Oil and Gas as Exploitation Manager (1989-
1993),  Robinson  Brothers Drilling Company as Exploration  Manager  (1980-
1984), and as petroleum geologist by several companies throughout his career, Magic Circle Oil and Gas (1988-1989), Reading and Bates Petroleum Company (1984-1988), and Exxon (1971-1980). Mr. Hock received a B. S. in Geology from Morehead State University and a M. S. in Geology form the University of New Mexico.

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

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-
1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 45, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 48, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 31, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 56, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 41, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing
General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Investor Relations Manager - Sandra K. Flournoy, age 51, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $12,000 during 1997, 1996 and 1995 as an administrative fee for reimbursement of indirect general and administrative expenses.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no investor partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's investor partner interests.

The Managing General Partner owns an eleven percent interest as a general partner.

No officer or director of the Managing General Partner owns Units in the Partnership. There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 1997, the Managing General Partner received $12,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $19,000 for administrative overhead attributable to operating such properties during 1997.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $1,400 for the period ended December 31, 1997.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Reports of Independent Accountants
                  Balance Sheet
                  Statement of Changes in Partners' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

                      (2) Schedules I through XIII are omitted because they are not applicable, or because the required information is shown in the financial statements or the notes thereto.

             (3)  Exhibits:

                                      Exhibit 4(a):  Certificate of Limited
                                 Partnership   of  Southwest  Developmental
                                 Drilling  Fund 92-A, L.P.,  dated  May  5,
                                 1992   (Incorporated  by  reference   from
                                 Partnership's Form 10-K for the fiscal year ended December 31, 1992).

                                       Exhibit 4(b):  Agreement of  Limited
                                 Partnership   of  Southwest  Developmental
                                 Drilling Fund 92-A, L.P. dated May 5, 1992
                                 (Incorporated     by    reference     from
                                 Partnership's Form 10-K for the fiscal year ended December 31, 1992).

                                       Exhibit  4(c):  First  Amendment  to
                                 Amended   and   Restated  Certificate   of
                                 Limited     Partnership    of    Southwest
                                 Developmental  Drilling Fund  92-A.  L.P.,
                                 dated    as    of   February   22,    1993
                                 (Incorporated by reference from Partner ship's Form 10-K for the fiscal year ended December 31, 1993).

                                       Exhibit  4(d):  Second Amendment  to
                                 Amended   and   Restated  Certificate   of
                                 Limited     Partnership    of    Southwest
                                 Developmental Drilling Fund 92-A. L.P., dated as of March 26, 1993 (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31,
                                 1993).

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - continued

                                       Exhibit  4(e):  Second  Amended  and
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

                                   16   Letter  on  Changes  in  Certifying
                     Accountant    (Incorporated    by    reference    from
                     Partnership's Form 8-K dated June 9, 1997.)

                  27 Financial Data Schedule

                  Reports on Form 8-K

                  (b) No report on Form 8-K was filed during the quarter ended December 31, 1997.

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


                          Date:    March 31, 1998


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


Date:     March 31, 1998


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:     March 31, 1998