Form 10-Q
period 1998-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1998-05-14
CIK 871332

10 of 13
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1998           1997
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $      4,984          7,887
 Receivable from Managing General Partner           18,278         36,334
                                                 ---------      ---------
  Total current assets                              23,262         44,221
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,315,359      1,315,352
  Less accumulated depreciation,
   depletion and amortization                      692,000        677,000
                                                 ---------      ---------
  Net oil and gas properties                       623,359        638,352
                                                 ---------      ---------
                                              $    646,621        682,573
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability - Accounts payable          $         85             98
                                                 ---------      ---------
Partners' equity:
 Managing General Partner                          620,810        654,446
 Investor partners                                  25,726         28,029
                                                 ---------      ---------
  Total partners' equity                           646,536        682,475
                                                 ---------      ---------
                                              $    646,621        682,573
                                                 =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
    Revenues

Oil and gas                                   $         59,954     89,119
Interest                                                   160        166
                                                       -------    -------
                                                        60,114     89,285
                                                       -------    -------

  Expenses

Production                                              31,018     35,964
General and administrative                               9,535      8,628
Depreciation, depletion and amortization                15,000     17,184
                                                       -------    -------
                                                        55,553     61,776
                                                       -------    -------
Net income                                    $          4,561     27,509
                                                       =======    =======
Net income allocated to:

 Managing General Partner                     $          2,152      4,916
                                                       =======    =======
 Investor partners                            $          2,409     22,593
                                                       =======    =======
  Per investor partner unit                   $           1.72      16.06
                                                       =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    71,010    108,034
 Cash paid to suppliers                                (33,552)   (44,937)
 Interest income                                            160        166
                                                        -------    -------
  Net cash provided by operating activities              37,618     63,263
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                        (8)          -
                                                        -------    -------
Cash flows used in financing activities:

 Distribution to investor partners                     (40,513)   (71,000)
                                                        -------    -------
Net decrease in cash and cash equivalents               (2,903)    (7,737)

 Beginning of period                                      7,887     17,730
                                                        -------    -------
 End of period                                      $     4,984      9,993
                                                        =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $     4,561     27,509

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               15,000     17,184
  Decrease in receivables                                11,056     18,915
  Increase (decrease) in payables                         7,001      (345)
                                                        -------    -------
Net cash provided by operating activities           $    37,618     63,263
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997.

                                               Three Months
                                                   Ended         Percentage
March 31,                                        Increase
                                            1998        1997    (Decrease)
                                            ----        ----    ----------
Average price per barrel of oil           $  14.65      24.05    (39%)
Average price per mcf of gas              $   1.88       1.97     (5%)
Oil production in barrels                    3,260      3,100       6%
Gas production in mcf                        6,500      7,400    (13%)
Gross oil and gas revenue                 $ 59,954     89,119    (33%)
Net oil and gas revenue                   $ 28,936     53,155    (46%)
Partnership distributions                 $ 40,500     71,000    (43%)
Limited partner distributions             $ 36,045     63,190    (43%)
Per unit distribution to limited
 partners                                 $  25.62      44.91    (43%)
Number of limited partner units              1,407      1,407

Revenues

The Partnership's oil and gas revenues decreased to $59,954 from $89,119 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 33%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 39%, or $9.40 per barrel, resulting in a decrease of approximately $29,100 in revenues. Oil sales represented 80% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 84% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 5%, or $.09 per mcf, resulting in a decrease of approximately $700 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $29,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 160 barrels or 6% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in an increase of approximately $2,300 in revenues.

    Gas production decreased approximately 900 mcf or 13% during the same period, resulting in a decrease of approximately $1,700 in revenues.

    The net total increase in revenues due to the change in production is approximately $600.

Costs and Expenses

Total costs and expenses decreased to $55,553 from $61,776 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 10%. The decrease is the result of lower lease operating costs and depletion expense partially offset by general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  14%  lower,   or
    approximately $4,900 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 11% or approximately $900 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

3. Depletion expense remained $15,000 for the quarter ended March 31, 1998 and $15,000 for the same period in 1997. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $37,600 in the quarter ended March 31, 1998 as compared to approximately $63,300 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were $40,500 in the quarter ended March 31, 1998 as compared to $71,000 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $40,500 of which $36,045 was distributed to the investor partners and $4,455 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1998 was $25.62. Total distributions during the quarter ended March 31, 1997 were $71,000 of which $63,190 was distributed to the investor partners and $7,810 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1997 was $44.91.

The source for the 1998 distributions of $40,500 was oil and gas operations of approximately $37,600, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $71,000 was oil and gas operations of approximately $63,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,016,215 have been made to the partners. As of March 31, 1998, $904,807 or $643.08 per investor partner unit has been distributed to the investor partners, representing a 65% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $23,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998