Form 10-Q
period 1998-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1998-08-13
CIK 871332

2 of 14
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $      5,353           7,887
 Receivable from Managing General Partner          18,761          36,334
                                                ---------       ---------
    Total current assets                           24,114          44,221
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,315,359       1,315,352
  Less accumulated depreciation,
   depletion and amortization                     805,671         677,000
                                                ---------       ---------
    Net oil and gas properties                    509,688         638,352
                                                ---------       ---------
                                             $    533,802         682,573
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Accounts payable         $         22              98
                                                ---------       ---------
Partners' equity:
 Investor partners                                507,954         654,446
 Managing General Partner                          25,826          28,029
                                                ---------       ---------
    Total partners' equity                        533,780         682,475
                                                ---------       ---------
                                             $    533,802         682,573
                                                =========       =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Oil and gas                   $    49,075     90,067    109,029    179,186
Interest                              142        151        302        317
                                  -------    -------    -------    -------
                                   49,217     90,218    109,331    179,503
                                  -------    -------    -------    -------

  Expenses

Production                         27,226     30,624     58,244     66,588
General and administrative          5,876      3,612     15,411     12,239
Depreciation, depletion and
 amortization                      16,000     16,184     31,000     33,368
Provision for impairment of oil
 gas properties                    97,671          -     97,671          -
                                  -------    -------    -------    -------
                                  146,773     50,420    202,326    112,195
                                  -------    -------    -------    -------
Net income (loss)             $  (97,556)     39,798   (92,995)     67,308
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     1,773      6,158      3,924     11,074
                                  =======    =======    =======    =======
 Investor partners            $  (99,329)     33,640   (96,919)     56,234
                                  =======    =======    =======    =======
  Per investor partner unit   $   (70.60)      23.91    (68.88)      39.97
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from oil and gas sales               $   123,354    196,811
 Cash paid to suppliers                                (70,407)   (82,959)
 Interest income                                            302        317
                                                        -------    -------
  Net cash provided by operating activities              53,249    114,169
                                                        -------    -------
Cash flows used in investing activities:

 Additions of oil and gas properties                        (7)          -
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (55,776)  (125,500)
                                                        -------    -------

Net decrease in cash and cash equivalents               (2,534)   (11,331)

 Beginning of period                                      7,887     17,730
                                                        -------    -------
 End of period                                      $     5,353      6,399
                                                        =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (92,995)     67,308

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               31,000     33,368
  Provision for impairment of oil and gas
   properties                                            97,671          -
  Decrease in receivables                                14,325     17,625
  Increase (decrease) in payables                         3,248    (4,132)
                                                        -------    -------
Net cash provided by operating activities           $    53,249    114,169
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $97,671. The write-down has the effect of reducing net income, but did not affect cash flow or partner distribution. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.76     19.76      (35%)
Average price per mcf of gas             $     2.17      2.96      (27%)
Oil production in barrels                     2,740     3,300      (17%)
Gas production in mcf                         6,500     8,400      (23%)
Gross oil and gas revenue                $   49,075    90,067      (46%)
Net oil and gas revenue                  $   21,849    59,443      (63%)
Partnership distributions                $   15,200    54,500      (72%)
Investor partner distributions           $   13,528    48,505      (72%)
Per unit distribution to investor
 partners                                $     9.61     34.47      (72%)
Number of investor partner units              1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $49,075 from $90,067 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 46%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 35%, or $7.00 per barrel, resulting in a decrease of approximately $23,100 in revenues. Oil sales represented 71% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 72% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 27%, or $.79 per mcf, resulting in a decrease of approximately $6,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $29,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 560 barrels or 17% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $7,100 in revenues.

    Gas production decreased approximately 1,900 mcf or 23% during the same period, resulting in a decrease of approximately $4,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $11,200. The decline in production is attributable to normal decline.

Costs and Expenses

Total costs and expenses increased to $146,773 from $50,420 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 191%. The increase is primarily the result of higher general and administrative expense and depletion expense, partially offset by a decrease in lease operating costs.

1.  Lease  operating  costs  and  production  taxes  were  11%  lower,   or
    approximately $3,400 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 63% or approximately $2,300 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

3. Depletion expense increased to $16,000 for the quarter ended June 30, 1998 from $14,000 for the same period in 1997. This represents an increase of 14%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by
    the  Partnership's  independent  petroleum  consultants.   Contributing
    factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the
    Partnership's reserves for January 1, 1998 as compared  to  1997.   The
    Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $97,671. The write-down has the effect of reducing net income, but did not affect cash flow or partner distribution.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    13.79     21.50      (36%)
Average price per mcf of gas             $     2.02      2.45      (18%)
Oil production in barrels                     6,000     6,500       (8%)
Gas production in mcf                        13,000    16,100      (19%)
Gross oil and gas revenue                $  109,029   179,186      (39%)
Net oil and gas revenue                  $   50,785   112,598      (55%)
Partnership distributions                $   55,700   125,500      (56%)
Investor partner distributions           $   49,573   111,695      (56%)
Per unit distribution to investor
 partners                                $    35.23     79.39      (56%)
Number of limited partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $109,029 from $179,186 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 39%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 36%, or $7.71 per barrel, resulting in a decrease of approximately $50,100 in revenues. Oil sales represented 76% of the total oil and gas sales during the six months ended June 30, 1998 as compared to 78% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 18%, or $.43 per mcf, resulting in a decrease of approximately $6,900 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $57,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 8% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $6,900 in revenues.

    Gas production decreased approximately 3,100 mcf or 19% during the same period, resulting in a decrease of approximately $6,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $13,200. The decline in production is attributable to normal decline.

Costs and Expenses

Total costs and expenses increased to $202,326 from $112,195 for the six months ended June 30, 1998 and 1997, respectively, an increase of 80%. The increase is primarily the result higher general and administrative expense and depletion expense, partially offset by a decrease in lease operating costs.

1.  Lease  operating  costs  and  production  taxes  were  13%  lower,   or
    approximately $8,300 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 26% or approximately $3,200 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Increase in general administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion an K-1 schedules.

3. Depletion expense increased to $31,000 for the six months ended June 30, 1998 from $29,000 for the same period in 1997. This represents an increase of 7%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by
    the  Partnership's  independent  petroleum  consultants.   Contributing
    factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the
    Partnership's reserves for January 1, 1998 as compared  to  1997.   The
    Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $97,671. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $53,200 in the six months ended June 30, 1998 as compared to approximately $114,200 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flow used in investing activities were approximately $7 in the six months ended June 30, 1998. There were no investing activities in the six months ended June 30, 1997.

Cash flows used in financing activities were $55,800 in the six months ended June 30, 1998 as compared to $125,500 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $55,700 of which $49,573 was distributed to the investor partners and $6,127 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1998 was $35.23. Total distributions during the six months ended June 30, 1997 were $125,500 of which $111,695 was distributed to the investor partners and $13,805 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1997 was $79.39.

The source for the 1998 distributions of $55,700 was oil and gas operations of approximately $53,200 with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $125,500 was oil and gas operations of approximately $114,200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,031,415 have been made to the partners. As of June 30, 1998, $918,335 or $652.69 per investor partner unit has been distributed to the investor partners, representing a 65% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $24,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

         (b)  Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30,1998.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 92-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1998