Form 10-Q
period 1998-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1998-11-12
CIK 871332

Page 13 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    5,396          7,887
 Receivable from Managing General Partner          12,416         36,334
                                                ---------      ---------
     Total current assets                          17,812         44,221
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 1,314,359      1,315,352
  Less accumulated depreciation,
   depletion and amortization                     807,671        677,000
                                                ---------      ---------
     Net oil and gas properties                   506,688        638,352
                                                ---------      ---------
                                               $  524,500        682,573
                                                =========      =========

Liabilities and Partners' Equity

Current liability - distribution payable       $      129             98
                                                ---------      ---------
Partners' equity
 Investor partners                                499,360        654,446
 Managing General Partner                          25,011         28,029
                                                ---------      ---------
                                                  524,371        682,475
                                                ---------      ---------
     Total partners' equity                    $  524,500        682,573
                                                =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----

Revenues

Oil and gas                  $    44,416    75,978     153,445   255,164
Interest                             185       130         487       447
                                  ------   -------     -------   -------
                                  44,601    76,108     153,932   255,611
                                  ------   -------     -------   -------
Expenses

Production                        26,240    32,265      84,484    98,853
General and administrative         5,269     3,069      20,681    15,308
Depreciation, depletion and
 amortization                      2,000    15,184      33,000    48,552
Provision for impairment of
 oil and gas properties                -         -      97,671         -
                                  ------   -------     -------   -------
                                  33,509    50,518     235,836   162,713
                                  ------   -------     -------   -------
Net income (loss)            $    11,092    25,590    (81,904)    92,898
                                  ======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $     1,440     4,485       5,364    15,559
                                  ======   =======     =======   =======
 Investor Partners           $     9,652    21,105    (87,268)    77,339
                                  ======   =======     =======   =======
  Per investor partner unit  $      6.86     15.00      (62.02)    54.97
                                  ======   =======     =======   =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998 1997
                                                      ----         ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  171,988    277,255
 Cash paid to suppliers                              (99,790)  (114,512)
 Interest income                                          487        447
                                                      -------    -------
   Net cash provided by operating activities           72,685    163,190
                                                      -------    -------
Cash flows provided by investing activities

 Additions to oil and gas properties                      (7)          -
 Cash received from sale of oil and gas
  property                                              1,000        180
                                                      -------    -------
  Net cash provided by investing activities               993        180
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (76,169)  (174,500)
                                                      -------    -------
Net decrease in cash and cash equivalents             (2,491)   (11,130)

 Beginning of period                                    7,887     17,730
                                                      -------    -------
 End of period                                     $    5,396      6,600
                                                      =======    =======
                                                             (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                      ----         ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $ (81,904)     92,898

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              33,000     48,552
 Provision for impairment of oil and
  gas properties                                       97,671          -
 Decrease in receivables                               18,543     22,091
 Increase (decrease) in payables                        5,375      (351)
                                                      -------    -------
Net cash provided by operating activities          $   72,685    163,190
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 1998, the net capitalized cost did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.52     18.74    (33%)
Average price per mcf of gas               $    1.94      2.67    (27%)
Oil production in barrels                      2,400     2,900    (17%)
Gas production in mcf                          7,400     8,100     (9%)
Gross oil and gas revenue                  $  44,416    75,978    (42%)
Net oil and gas revenue                    $  18,176    43,713    (58%)
Partnership distributions                  $  20,500    49,000    (58%)
Investor partner distributions             $  18,245    43,610    (58%)
Per unit distribution to investor partners $   12.97     31.00    (58%)
Number of investor partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $44,416 from $75,978 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 42%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 33%, or $6.22 per barrel, resulting in a decrease of approximately $18,000 in revenues. Oil sales represented 68% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 72% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 27%, or $.73 per mcf, resulting in a decrease of approximately $5,900 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $23,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 17% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $6,300 in revenues.

    Gas production decreased approximately 700 mcf or 9% during the same period, resulting in a decrease of approximately $1,400 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is
    approximately   $7,700.   The  decline  in  production   is   primarily
    attributable to natural decline.

Costs and Expenses

Total costs and expenses decreased to $33,509 from $50,518 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 34%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 19% lower, or approximately $6,000 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 72% or approximately $2,200 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense decreased to $2,000 for the quarter ended September 30, 1998 from $13,000 for the same period in 1997. This represents a decrease of 85%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and the decline in gross oil and gas revenues.

Results of Operations

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   13.42     20.65    (35%)
Average price per mcf of gas               $    1.99      2.52    (21%)
Oil production in barrels                      8,400     9,400    (11%)
Gas production in mcf                         20,400    24,200    (16%)
Gross oil and gas revenue                  $ 153,445   255,164    (40%)
Net oil and gas revenue                    $  68,961   156,311    (56%)
Partnership distributions                  $  76,200   174,500    (56%)
Investor partner distributions             $  67,818   155,305    (56%)
Per unit distribution to investor partners $   48.20    110.38    (56%)
Number of investor partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $153,445 from $255,164 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 40%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 35%, or $7.23 per barrel, resulting in a decrease of approximately $68,000 in revenues. Oil sales represented 74% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 76% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 21%, or $.53 per mcf, resulting in a decrease of approximately $12,800 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $80,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 11% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $13,400 in revenues.

    Gas production decreased approximately 3,800 mcf or 16% during the same period, resulting in a decrease of approximately $7,600 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is
    approximately  $21,000.   The  decline  in  production   is   primarily
    attributable to natural decline.


Costs and Expenses

Total costs and expenses increased to $235,836 from $162,713 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 45%. The increase is the result of higher general and administrative expense, partially offset by a decrease in lease operating costs and depletion expense.

1. Lease   operating  costs  and  production  taxes  were  15%  lower,   or
   approximately $14,400 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 35% or approximately $5,400 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense decreased to $33,000 for the nine months ended September 30, 1998 from $42,000 for the same period in 1997. This represents a decrease of 21%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

4. The net capitalized costs for the nine months ended September 30, 1998 exceeded the estimated present value of oil and gas reserves, discounted at 10% in the amount of $97,671, such excess costs were charged to current expense. The write-down had the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $72,700 in the nine months ended September 30, 1998 as compared to approximately $163,200 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $993 in the nine months ended September 30, 1998 as compared to $200 in the nine months ended September 30, 1997. The principle source of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $76,200 in the nine months ended September 30, 1998 as compared to approximately $174,500 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $76,200 of which $67,818 was distributed to the investor partners and $8,382 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1998 was
$48.20. Total distributions during the nine months ended September 30, 1997 were $174,500 of which $155,305 was distributed to the investor partners and $19,195 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1997 was $110.38.

The source for the 1998 distributions of $76,200 was oil and gas operations of approximately $72,700 and the change in oil and gas properties of approximately $1,000, with the balance from available cash on hand at the beginning of the period. The sources for the 1997 distributions of $174,500 were oil and gas operations of approximately $163,200 and the change in oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,051,915 have been made to the partners. As of September 30, 1998, $936,580 or $665.66 per investor partner unit has been distributed to the investor partners, representing a 67% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $17,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998