Form 10-K
period 1998-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1999-03-30
CIK 871332

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1998

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

The  total  number of pages contained in this report is ___.  There  is  no exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   8

 4.  Submission of Matters to a Vote of Security Holders                 8

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 9

 6.  Selected Financial Data                                            10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      11

 8.  Financial Statements and Supplementary Data                        20

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             38

                                 Part III

10.  Directors and Executive Officers of the Registrant                 39

11.  Executive Compensation                                             42

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         42

13.  Certain Relationships and Related Transactions                     42

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        43

     Signatures                                                         45

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  98  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of leasehold interests upon which drilling would be performed, and the marketing of future anticipated production from such properties. The Partnership has no employees.

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

During 1998 oil prices fell to their lowest daily levels since 1986 and to their lowest annual average since 1976. In two years, oil prices have been sliced by more than half. The factors that started the decline in oil prices in 1997 are the same ones that have kept them down in 1998. It was believed that there would be continued heavy consumption coming from the Asian region, but the collapse of their markets late in 1997 carried over to this year bringing demand down with it. Asian consumption had all but disappeared in 1998, creating an oversupply of crude oil on the market. That drop in demand has lasted longer than anyone had anticipated, but hopes of a recovery abound. Another reason for the continued drop in prices has been OPEC's unwillingness to completely comply with production cuts established in March and again in June. Although they have been near 90% compliance at times, they have also been below 70% on a monthly basis. Even a four-day bombing in December of Iraqi military sites could create only a one-day rally in oil prices. Crude oil closed December 31, 1998 at $12.05 per barrel on the NYMEX and posted prices closed at $9.50 per barrel.

In a year of fairly optimistic expectations for gas prices, the average price of natural gas wound up declining in 1998 to its lowest level since 1995. Although the nationwide average did remain above $2.00 per MMBTU,
1998's prices were approximately 17% lower than those seen in 1997. The combination of mild weather throughout the year and a gas storage surplus both contributed to the low prices. Analysts' predictions for 1999 prices vary, ranging from a low of $1.87 per MMBTU to a high of $2.40 per MMBTU. Reduced production throughout the U.S. industry, along with large gas storage withdrawals during the first weeks of January 1999, are both key factors in our belief that the 1999 average gas price will remain around $1.80 per MMBTU level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1998          74%          26%
                    1997          76%          24%
                    1996          76%          24%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation for 60%, Aquila Southwest Pipeline Corporation for 19% and Navajo Refining Company, Inc. for 15%. Three purchasers accounted for
96%  of  the  partnership's  total  oil and  gas  production  during  1996:
Scurlock Permian Corporation 60%, Aquila Southwest Pipeline Corporation 19% and Navajo Refining Company Inc. 17%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1998, there were 98 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

In determining whether an interest in a particular leasehold was to be acquired, the Managing General Partner considered such criteria as estimated drilling costs, estimated oil and gas reserves, estimated cash flow from the sale of future production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves and the availability of markets.

As of December 31, 1998, the Partnership possessed an interest in oil and gas properties located in Ward County of Texas and Lea and Eddy Counties of New Mexico and Ward County of Texas. These properties consist of various interests in 9 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the additional drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1998, 1997 and 1996.

Significant Properties
The following table reflects the properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Mobil Fee G #1        12/92 at            1         22,000         42,000
Ward County,          100%
Texas                 working
                      interest

Mobil Fee H #1        12/92 at            1         48,000        119,000
Ward County,          100%
Texas                 working
                      interest

*Ryder Scott Company Petroleum Engineers prepared the reserve and present value data for 96.4% of the Partnership's existing properties as of January 1, 1999. Another independent petroleum engineer prepared the remaining 3.6% of the Partnership's properties. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1998 of $12.05 was used as the beginning basis for the oil price. Oil price adjustments from $12.05 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $10.83 per barrel in the preparation of the reserve report as of January 1, 1999.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1998 of $1.95 was used as the beginning basis. Gas price adjustments from $1.95 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $1.99 per Mcf in the preparation of the reserve report as of January 1, 1999.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1998 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Nations Bank, N.A. of Midland, Texas, plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 1998, 1997 and 1996, no limited partner units were purchased by the Managing General Partner.


Number of Limited and General Partner Interest Holders
As of December 31, 1998, there were 104 holders of limited partner units.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership, "Net Cash Flow" is distributed to the partners on a monthly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's drilling activities, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, including, but not limited to drilling cost overruns, as determined in the sole discretion of the Managing General Partner."

During 1998, distributions were made totaling $92,200, with $82,058 distributed to the investor partners and $10,142 to the Managing General Partners. For the year ended December 31, 1998, distributions of $58.32 per investor partner unit were made, based upon 1,407 investor partner units outstanding. The decline in distributions experienced in 1998 will be expected to continue into 1999 based on the continued low oil price economy. During 1997, twelve monthly distributions were made totaling $205,500, with $182,895 distributed to the investor partners and $22,605 to the Managing General Partners. For the year ended December 31, 1997, distributions of $129.99 per investor partner unit were made, based upon 1,407 investor partner units outstanding. During 1996, twelve monthly distributions were made totaling $250,000, with $222,500 distributed to the investor partners and $27,500 to the Managing General Partners. For the year ended December 31, 1996, distributions of $158.14 per investor partner unit were made, based upon 1,407 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the year ended December 31, 1998, 1997, 1996, 1995 and 1994 should be read in conjunction with the financial statements included in Item 8:

                                       Year ended December 31,
                           ------------------------------------------------
                               1998    1997      1996      1995     1994
                               ----    ----      ----      ----     ----

Revenues              $   201,370     335,791   425,671  455,640  405,099

Net income (loss)       (331,847)      93,437   178,706  165,968  103,054

Partners' share of net
 income (loss):

  Managing General
   Partner                  6,863      19,601    28,208   29,338   22,747

  Investor partners     (338,710)      73,836   150,498  136,630   80,307

Investor partners' net
  income (loss) per unit              (240.73)     52.48   106.96     97.11
57.08

Investor partners' cash
  distributions per unit                 58.32    129.99   158.14    170.79
63.21

Total assets          $   258,508     682,573   794,538  865,832  969,949

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

Based on current conditions, management anticipates performing no workovers to enhance production. The Partnership will most likely experience it's historical decline of approximately 7% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1998 and 1997

The following table provides certain information regarding performance factors for the years ended December 31, 1998 and 1997:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   12.75    20.06    (36%)
Average price per mcf of gas               $    1.93     2.65    (27%)
Oil production in barrels                     11,700   12,700     (8%)
Gas production in mcf                         26,800   30,000    (11%)
Gross oil and gas revenue                  $ 200,761  334,355    (40%)
Net oil and gas revenue                    $  86,072  195,115    (56%)
Partnership distributions                  $  92,200  205,500    (55%)
Limited partner distributions              $  82,058  182,895    (55%)
Per unit distribution to limited partners  $   58.32   129.99    (55%)
Number of limited partner units                1,407    1,407

Revenues

The Partnership's oil and gas revenues decreased to $200,761 from $334,355 for the years ended December 31, 1998 and 1997, respectively, a decrease of 40%. The principal factors affecting the comparison of the years ended December 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1998 as compared to the year ended December 31, 1997 by 36%, or $7.31 per barrel, resulting in a decrease of approximately $92,800 in revenues. Oil sales represented 74% of total oil and gas sales during the year ended December 31, 1998 as compared to 76% during the year ended December 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 27%, or $.72 per mcf, resulting in a decrease of approximately $21,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $114,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 8% during the year ended December 31, 1998 as compared to the year ended December 31, 1997, resulting in a decrease of approximately $12,800 in revenues.

    Gas production decreased approximately 3,200 mcf or 11% during the same period, resulting in a decrease of approximately $6,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $19,000.

Costs and Expenses

Total costs and expenses increased to $533,217 from $242,354 for the years ended December 31, 1998 and 1997, respectively, an increase of 120%. The increase is the result of higher depletion expense, general and administrative expense and provision for impairment, partially offset by a decrease in lease operating costs.

1. Lease operating costs and production taxes were 18% lower, or approximately $24,600 less during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Decrease is due primarily to a decrease in advalorem and production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 32% or approximately $5,900 during the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

3. Depletion expense increased to $80,000 for the year ended December 31, 1998 from $76,000 for the same period in 1997. This represents an increase of 5%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1999 as compared to 1998. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $16,000 as of December 31, 1997.

4. The Partnership reduced the net capitalized costs of oil and gas properties by $314,240. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies - Oil and Gas Properties.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1997 and 1996

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

2. Lease operating costs and production taxes were 7% lower, or approximately $11,000 less during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

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

C.   Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 1998, 1997 and 1996 was $(331,847), $93,437 and $178,706, respectively. Excluding the effects of depreciation, depletion and amortization and provision for impairment, net income (loss) for the years ended December 31, 1998, 1997 and 1996, would have been $(62,393), $178,193 and $256,442, respectively.
Correspondingly, Partnership distributions for the years ended December 31, 1998, 1997 and 1996 were $92,200, $205,500 and $250,000, respectively.
These differences are indicative of the changes in oil and gas prices, production and property during 1998, 1997 and 1996.

The  sources  for  the  1998  distributions of $92,200  were  oil  and  gas operations of approximately $90,900 and the change in oil and gas properties of approximately $900, with the balance from available cash on hand at the beginning of the period. The sources for the 1997 distributions of $205,500 were oil and gas operations of approximately $195,400 and the change in oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period. The source for the 1996 distributions of $250,000 were oil and gas operations of approximately $260,100 resulting in excess cash of contingencies or subsequent distributions.

Total distributions during the year ended December 31, 1998 were $92,200 of which $82,058 was distributed to the investor partners and $10,142 to the Managing General Partners. The per unit distribution to investor partners during the same period was $58.32. Total distributions during the year ended December 31, 1997 were $205,500 of which $182,895 was distributed to the investor partners and $22,605 to the Managing General Partners. The per unit distribution to investor partners during the same period was $129.99. Total distributions during the year ended December 31, 1996 were $250,000 of which $222,500 was distributed to the investor partners and $27,500 to the Managing General Partners. The per unit distribution to investor partners during the same period was $158.14.

Since inception of the Partnership, cumulative monthly cash distributions of $1,067,915 have been made to the partners. As of December 31, 1998, $950,820 or $675.78 per investor partner unit, has been distributed to the investor partners, representing a 68% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

Cash flows provided by operating activities were approximately $90,900 in 1998 compared to $195,400 in 1997 and approximately $260,100 in 1996. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $900 in 1998
compared  to  $200  in  1997.   There were no  cash  flows  from  investing
activities during 1996.

Cash flows used in financing activities were approximately $92,200 in 1998 compared to $205,400 in 1997 and approximately $250,000 in 1996. The only use in the 1998 financing activities was the distributions to partners.

As of December 31, 1998, the Partnership had $15,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due in 1999 on its debt obligations. Due to severely depressed commodity prices, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

Information Systems for the Year 2000

The Managing General Partner provides all data processing needs of the Partnership. The Managing General Partner is continuing in its effort to identify and assess its exposure to the potential Year 2000 software and imbedded chip processing and date sensitivity issue. Through the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., the Managing General Partner proactively initiated a plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

Identification & Assessment

The Managing General Partner currently believes it has identified the internal and external software and hardware that may have date sensitivity problems. Four critical systems and/or functions were identified: (1) the proprietary software of the Partnership (OGAS) that is used for oil & gas property management and financial accounting functions, (2) the DEC VAX/VMS hardware and operating system, (3) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll/human resource programs, and (4) External Agents.

The proprietary software of the Partnership is currently in process of meeting compliance requirements with an estimated completion date of mid-year 1999. Since this is an internally generated software package, the Managing General Partner has estimated the cost to be approximately $25,000 by estimating the necessary man-hours. These modifications are being made by internal staff and do not represent additional costs to the Partnership. The Managing General Partner has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Managing General Partner controlled internal programmers. Given the complexity of the systems being modified, it is anticipated that some problems may arise, but with an expected early completion date, the Managing General Partner feels that adequate time is available to overcome unforeseen delays.

DEC has released a fully compliant version of its operating system that is used by the Partnership on the DEC VAX system. It will be installed in August 1999, the Managing General Partner believes that this will solve any potential problems on the system.

The Managing General Partner has identified various third-party software that may have date sensitivity problems and is working with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, the Managing General Partner believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

The External Agents of the Partnership include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. The Managing General Partner is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and the Managing General Partner, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to the Partnership's business. The Managing General Partner estimates completion of this audit by mid-year 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

Cost

To date, the Managing General Partner has incurred only minimal internal man-hour costs for identification, planning, and maintenance. The Managing General Partner believes that the necessary additional costs will also be minimal and most will fall under normal and general maintenance procedures and updates. An accurate cost cannot be determined at this time, but it is expected that the total cost to remediate all systems to be less than $50,000.

Risks/Contingency

The failure to correct critical systems of the Partnership, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of the
Partnership to continue operations and meet obligations. Based on the Managing General Partner's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to the Partnership. However, until all assessment is complete, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. The Managing General Partner believes that its assessment and contingency planning will be complete no later than mid-year 1999.

Worst Case Scenario

The Securities and Exchange Commission requires that public companies must forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Managing General Partner's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and continue working in, office buildings and other facilities; and the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on the Partnership's critical systems. The Partnership could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of Partnership revenues, could be material, although not quantifiable at this time.

Item 8.  Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Reports                                            21

Balance Sheets                                                          23

Statement of Operations                                                 24

Statement of Changes in Partners' Equity                                25

Statements of Cash Flows                                                26

Notes to Financial Statements                                           28

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Developmental Drilling
 Fund 92-A
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Developmental Drilling Fund 92-A (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 92-A as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                        KPMG LLP



Midland, Texas
March 18, 1999

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Developmental Drilling
 Fund 92-A, L.P.
Midland, Texas

We have audited the accompanying statements of operations, changes in partners' equity and cash flows of Southwest Developmental Drilling Fund 92-A, L.P. for the year ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in partners equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, changes in partners equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, changes in partners equity and cash flows. We believe that our audit of the statements of operations, changes in partners equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, changes in partners equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Southwest Developmental Drilling Fund 92-A, L.P. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                           A   Tennessee   Registered   Limited   Liability
Partnership


Chattanooga, Tennessee
March 14, 1997

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1998 and 1997


                                                     1998        1997
                                                     ----        ----
  Assets

Current assets:
 Cash and cash equivalents                   $         7,512        7,887
 Receivable from Managing General Partner              7,814       36,334

---------                                    ---------
                                                 Total    current    assets
15,326                                       44,221

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,314,422    1,315,352
  Less accumulated depreciation,
                                               depletion  and  amortization
1,071,240                                    677,000

---------                                    ---------
                                              Net  oil  and gas  properties
243,182                                      638,352

---------                                    ---------
                                                                          $
258,508                                      682,573

=========                                    =========

  Liabilities and Partners' Equity

Current liability - Distribution payable     $            80           98

---------                                    ---------
Partners' equity:
 Investor partners                                   233,678      654,446
 Managing General Partner                             24,750       28,029

---------                                    ---------
                                                Total    partners'   equity
258,428                                      682,475

---------                                    ---------
                                                                          $
258,508                                      682,573

=========                                    =========























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 1998, 1997 and 1996


                                                 1998      1997     1996
                                                 ----      ----     ----
  Revenues

Oil and gas sales                         $    200,761   334,355  424,676
Interest income from operations                    609     1,436      995
                                                                    -------
-------                                   -------
                                                                    201,370
335,791                                   425,671
                                                                    -------
-------                                   -------

  Expenses

Production                                     114,689   139,240  150,244
General and administrative                      24,288    18,358   18,985
Depreciation, depletion and amortization        80,000    84,756   77,736
Provision for impairment of oil and gas
 properties                                    314,240         -        -
                                                                    -------
-------                                   -------
                                                                    533,217
242,354                                   246,965
                                                                    -------
-------                                   -------
Net income (loss)                         $  (331,847)    93,437  178,706
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $      6,863    19,601   28,208
                                                                    =======
=======                                   =======
 Investor partners                        $  (338,710)    73,836  150,498
                                                                    =======
=======                                   =======
  Per investor partner unit               $    (240.73)    52.48   106.96
                                                                    =======
=======                                   =======

























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1998, 1997 and 1996


                                               Managing
                                               General   Investor
                                               Partner   Partners  Total
                                               --------  --------  -----

Balance at December 31, 1995              $     30,325   835,507  865,832

 Net income                                     28,208   150,498  178,706

 Distributions                                (27,500) (222,500)(250,000)
                                                                     ------
---------                                 ---------
Balance at December 31, 1996                    31,033   763,505  794,538

 Net income                                     19,601    73,836   93,437

 Distributions                                (22,605) (182,895)(205,500)
                                                                     ------
---------                                 --------
Balance at December 31, 1997                    28,029   654,446  682,475

 Net income (loss)                               6,863 (338,710)(331,847)

 Distributions                                (10,142)  (82,058) (92,200)
                                                                     ------
---------                                 --------
Balance at December 31, 1998              $     24,750   233,678  258,428
                                                                     ======
=========                                 ==========






























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1998, 1997 and 1996


                                                 1998      1997     1996
                                                 ----      ----     ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    223,677   355,046  429,745
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(133,373)                                 (161,103)(170,624)
 Interest received                                 609     1,436      995
                                                                    -------
-------                                   -------
   Net  cash provided by operating activities               90,913  195,379
260,116
                                                                    -------
-------                                   -------
Cash flows from investing activities:

 Sale of oil and gas properties                    930       180        -
                                                                    -------
-------                                   -------
Cash flows used in financing activities:

 Distributions to partners                    (92,218) (205,402)(250,000)
                                                                    -------
-------                                   -------
Net increase (decrease) in cash and cash
 equivalents                                     (375)   (9,843)   10,116

 Beginning of period                             7,887    17,730    7,614
                                                                    -------
-------                                   -------
 End of period                            $      7,512     7,887   17,730
                                                                    =======
=======                                   =======


(continued)

























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1998, 1997 and 1996


                                                  1998     1997      1996
                                                  ----     ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $  (331,847)    93,437  178,706

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                80,000    84,756
77,736
  Provision for impairment of oil and gas
                                           properties     314,240         -
-
  Decrease in receivables                       22,916    20,691    5,069
  Increase (decrease) in payables                5,604   (3,505)  (1,395)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $     90,913   195,379  260,116
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $314,240 was made to the financial statement. As of December 31, 1997 and 1996, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for over or under deliveries of gas. Under this method, the Partnership records revenues based on the payments it has received for sales from purchasers. As of December 31, 1998, 1997 and 1996, the Partnership was not over or under produced.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its assets at December 31, 1998 and 1997 was $172,613 and $531,228, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Investor Partner Units
     As of December 31, 1998, 1997 and 1996, there were 1,407 investor units outstanding held by 104 partners.

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

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due in 1999 on its debt obligations. Due to severely depressed commodity prices, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

4.   Commitments and Contingent Liabilities
     The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Nations Bank, N.A. of Midland, Texas, plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion.

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

     As of December 31, 1998, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $20,900, $19,000 and $19,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $100, $1,400 and $400 for the years ended December 31, 1998, 1997 and 1996, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid an administrative fee of $12,000 during 1998, 1997 and 1996 for
     reimbursement   of   indirect  general  and  administrative   overhead
     expenses.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


5.   Related Party Transactions - continued
     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services for December 31, 1998 and 1997. As of December 31, 1996 there were approximately $50 in legal services.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $7,814 and $36,334 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1998 and 1997, respectively.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchaser, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation 60%, Aquila Southwest Pipeline Corporation 19% and Navajo Refining Company, Inc. 15%. Three purchasers accounted for 96% of the partnership's total oil and gas production during 1996: Scurlock Permian Corporation 60%, Aquila Southwest Pipeline Corporation 19% and Navajo Refining Company Inc. 17%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)

     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1996                                 151,000     317,000

       Production                                   (16,000)    (34,000)
       Revisions of estimates in place                29,000      53,000
                                                     -------     -------
     December 31, 1996                               164,000     336,000

       Production                                   (13,000)    (30,000)
       Revisions of estimates in place              (33,000)    (18,000)
                                                     -------     -------
     December 31, 1997                               118,000     288,000

       Production                                   (12,000)    (27,000)
       Revisions of estimates in place              (30,000)    (93,000)
                                                     -------     -------
     December 31, 1998                                76,000     168,000
                                                     =======     =======

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited) - continued

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed reserves -

     December 31, 1996                               163,000     335,000
                                                     =======     =======
     December 31, 1997                               117,000     288,000
                                                     =======     =======
     December 31, 1998                                76,000     168,000
                                                     =======     =======

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Company Petroleum Engineers prepared the reserve and present value data for 96.4% of the Partnership's existing properties as of January 1, 1999. Another independent petroleum engineer prepared the remaining 3.6% of the Partnership's properties. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1998 of $12.50 was used as the beginning basis for the oil price. Oil price adjustments  from  $12.50  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $10.83 per barrel in the preparation of the reserve report as of January 1, 1999.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1998 of $1.95 was used as the beginning basis. Gas price adjustments from $1.95 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $1.99 per Mcf in the preparation of the reserve report as of January 1, 1999.

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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1998, 1997 and 1996 is presented below:

                                              1998       1997        1996
                                              ----       ----        ----

     Future cash inflows                $  1,160,000  2,801,000  5,563,000
     Production and development costs        819,000  1,637,000  2,738,000
                                           ---------  ---------  ---------
     Future net cash flows                   341,000  1,164,000  2,825,000
     10% annual discount for estimated
       timing of cash flows                   98,000    430,000  1,186,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $    243,000    734,000  1,639,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                               1998       1997        1996
                                               ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $   (86,000)  (195,000)  (364,000)
      Changes in prices and production costs           (410,000)  (754,000)
692,000
     Changes of production rates
       (timing) and others                    38,000     41,000     74,000
     Revisions of previous
       quantities estimates                (106,000)  (161,000)     44,000
     Accretion of discount                    73,000    164,000    139,000
     Discounted future net
       cash flows -
      Beginning of year                      734,000  1,639,000  1,054,000
                                           ---------   --------   --------
      End of year                       $    243,000    734,000  1,639,000
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

The report of Joseph Decosimo and Company on the financial statements for the fiscal year ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audit for the fiscal year ended December 31, 1996 and through June 9, 1997, there have been no disagreements with Joseph Decosimo and Company on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Joseph Decosimo and Company would have caused them to make reference thereto in their report on the financial statements for such year.

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      43     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              42          Secretary and Director

Bill E. Coggin                          44     Vice  President  and   Chief
                                        Financial Officer

Jon P. Tate                             41     Vice  President,  Land   and
                                        Assistant Secretary

R. Douglas Keathley         43          Vice President, Operations

J. Steven Person            40          Vice President, Marketing

Paul L. Morris              57          Director

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

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with Columbia Gas System, Inc.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 46, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 49, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 32, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 57, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 42, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing
General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Investor Relations Manager - Sandra K. Flournoy, age 52, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $12,000 during 1998, 1997 and 1996 as an administrative fee for reimbursement of indirect general and administrative expenses.

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

Item 13.  Certain Relationships and Related Transactions

In 1998, the Managing General Partner received $12,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $20,900 for administrative overhead attributable to operating such properties during 1998.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $100 for the period ended December 31, 1998.

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

                  27 Financial Data Schedule

                  Reports on Form 8-K

                  (b) No report on Form 8-K was filed during the quarter ended December 31, 1998.

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


                          Date:    March 31, 1999


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


Date:     March 31, 1999


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:     March 31, 1999