Form 10-Q
period 1999-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1999-05-13
CIK 871332

15 of 15
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1999           1998
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $      4,647          7,512
 Receivable from Managing General Partner           10,388          7,814
                                                 ---------      ---------
  Total current assets                              15,035         15,326
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,314,432      1,314,422
  Less accumulated depreciation,
   depletion and amortization                    1,076,240      1,071,240
                                                 ---------      ---------
  Net oil and gas properties                       238,192        243,182
                                                 ---------      ---------
                                              $    253,227        258,508
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability - Accounts payable          $         65             80
                                                 ---------      ---------
Partners' equity:
 Managing General Partner                           24,721         24,750
 Investor partners                                 228,441        233,678
                                                 ---------      ---------
  Total partners' equity                           253,162        258,428
                                                 ---------      ---------
                                              $    253,227        258,508
                                                 =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
    Revenues

Oil and gas                                   $         40,020     59,954
Interest                                                    28        160
                                                       -------    -------
                                                        40,048     60,114
                                                       -------    -------

  Expenses

Production                                              25,860     31,018
General and administrative                               4,454      9,535
Depreciation, depletion and amortization                 5,000     15,000
                                                       -------    -------
                                                        35,314     55,553
                                                       -------    -------
Net income                                    $          4,734      4,561
                                                       =======    =======
Net income allocated to:

 Managing General Partner                     $          1,071      2,152
                                                       =======    =======
 Investor partners                            $          3,663      2,409
                                                       =======    =======
  Per investor partner unit                   $           2.60       1.72
                                                       =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    41,170     71,010
 Cash paid to suppliers                                (34,038)   (33,552)
 Interest income                                             28        160
                                                        -------    -------
  Net cash provided by operating activities               7,160     37,618
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                       (10)        (8)
                                                        -------    -------
Cash flows used in financing activities:

 Distribution to investor partners                     (10,015)   (40,513)
                                                        -------    -------
Net decrease in cash and cash equivalents               (2,865)    (2,903)

 Beginning of period                                      7,512      7,887
                                                        -------    -------
 End of period                                      $     4,647      4,984
                                                        =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $     4,734      4,561

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                5,000     15,000
  Decrease in receivables                                 1,150     11,056
  Increase (decrease) in payables                       (3,724)      7,001
                                                        -------    -------
Net cash provided by operating activities           $     7,160     37,618
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1999, and for the three months ended March 31, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management does not anticipate performing any workovers in the future.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended March 31, 1999 and 1998.

                                               Three Months
                                                   Ended         Percentage
March 31,                                        Increase
                                            1999        1998    (Decrease)
                                            ----        ----    ----------
Average price per barrel of oil           $  10.04      14.65    (31%)
Average price per mcf of gas              $   1.96       1.88       4%
Oil production in barrels                    2,600      3,260    (20%)
Gas production in mcf                        7,100      6,500       9%
Gross oil and gas revenue                 $ 40,020     59,954    (33%)
Net oil and gas revenue                   $ 14,160     28,936    (51%)
Partnership distributions                 $ 10,000     40,500    (75%)
Limited partner distributions             $  8,900     36,045    (75%)
Per unit distribution to limited
 partners                                 $   6.33      25.62    (75%)
Number of limited partner units              1,407      1,407

Revenues

The Partnership's oil and gas revenues decreased to $40,020 from $59,954 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 33%. The principal factors affecting the comparison of the quarters ended March 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by 31%, or $4.61 per barrel, resulting in a decrease of approximately $15,000 in revenues. Oil sales represented 65% of total oil and gas sales during the quarter ended March 31, 1999 as compared to 80% during the quarter ended March 31, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.08 per mcf, resulting in an increase of approximately $500 in revenues.

    The total net decrease in revenues due to the change in prices received from oil and gas production is approximately $14,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 660 barrels or 20% during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, resulting in a decrease of approximately $6,600 in revenues.

    Gas production increased approximately 600 mcf or 9% during the same period, resulting in an increase of approximately $1,200 in revenues.

    The total net decrease in revenues due to the change in production is approximately $5,400. The decrease in oil production is due primarily to downtime on one well.

Costs and Expenses

Total costs and expenses decreased to $35,314 from $55,553 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 36%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 17% lower, or approximately $5,200 less during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 53% or approximately $5,100 during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease of general and administrative costs for the quarter were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $5,000 for the quarter ended March 31, 1999 from $15,000 for the same period in 1998. This represents a decrease of 67%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decrease in depletion expense between the comparative periods was the decrease in the price of oil used to determine the Partnership's reserves and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $7,200 in the quarter ended March 31, 1999 as compared to approximately $37,600 in the quarter ended March 31, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were $10 in the quarter ended March 31, 1999 as compared to $8 in the quarter ended March 31, 1998. The principle use of the 1999 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were $10,000 in the quarter ended March 31, 1999 as compared to $40,500 in the quarter ended March 31, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1999 were $10,000 of which $8,900 was distributed to the investor partners and $1,100 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1999 was $6.33. Total distributions during the quarter ended March 31, 1998 were $40,500 of which $36,045 was distributed to the investor partners and $4,455 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1998 was $25.62.

The source for the 1999 distributions of $10,000 was oil and gas operations of approximately $7,200, with the balance from available cash on hand at the beginning of the period. The source for the 1998 distributions of $40,500 was oil and gas operations of approximately $37,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,077,915 have been made to the partners. As of March 31, 1999, $959,720 or $682.10 per investor partner unit has been distributed to the investor partners, representing a 68% return of the capital contributed.

As of March 31, 1999, the Partnership had approximately $15,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 14, 1999