Form 10-Q
period 1999-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1999-08-12
CIK 871332

17 of 16
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $      7,542           7,512
 Receivable from Managing General Partner          22,034           7,814
                                                ---------       ---------
    Total current assets                           29,576          15,326
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,314,434       1,314,422
  Less accumulated depreciation,
   depletion and amortization                   1,080,240       1,071,240
                                                ---------       ---------
    Net oil and gas properties                    234,194         243,182
                                                ---------       ---------
                                             $    263,770         258,508
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Accounts payable         $          -              80
                                                ---------       ---------
Partners' equity:
 Investor partners                                246,342         233,678
 Managing General Partner                          17,428          24,750
                                                ---------       ---------
    Total partners' equity                        263,770         258,428
                                                ---------       ---------
                                             $    263,770         258,508
                                                =========       =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Oil and gas                   $    55,715     49,075     95,735    109,029
Interest                               38        142         66        302
                                  -------    -------    -------    -------
                                   55,753     49,217     95,801    109,331
                                  -------    -------    -------    -------

  Expenses

Production                         20,227     27,226     46,087     58,244
General and administrative          4,917      5,876      9,372     15,411
Depreciation, depletion and
 amortization                       4,000     16,000      9,000     31,000
Provision for impairment of oil
 gas properties                         -     97,671          -     97,671
                                  -------    -------    -------    -------
                                   29,144    146,773     64,459    202,326
                                  -------    -------    -------    -------
Net income (loss)             $    26,609   (97,556)     31,342   (92,995)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     3,367      1,773      4,438      3,924
                                  =======    =======    =======    =======
 Investor partners            $    23,242   (99,329)     26,904   (96,919)
                                  =======    =======    =======    =======
  Per investor partner unit   $     16.52    (70.60)      19.12    (68.88)
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from oil and gas sales               $    86,276    123,354
 Cash paid to suppliers                                (60,220)   (70,407)
 Interest income                                             66        302
                                                        -------    -------
  Net cash provided by operating activities              26,122     53,249
                                                        -------    -------
Cash flows used in investing activities:

 Additions of oil and gas properties                       (12)        (7)
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (26,080)   (55,776)
                                                        -------    -------

Net increase (decrease) in cash and cash equivalents         30     (2,534)

 Beginning of period                                      7,512      7,887
                                                        -------    -------
 End of period                                      $     7,542      5,353
                                                        =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $    31,342   (92,995)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization                9,000     31,000
  Provision for impairment of oil and gas
   properties                                                 -     97,671
  (Increase) decrease in receivables                    (9,459)     14,325
  (Decrease) increase in payables                       (4,761)      3,248
                                                        -------    -------
Net cash provided by operating activities           $    26,122     53,249
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the Partnership's capitalized cost did not exceed the present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    16.05     12.76        26%
Average price per mcf of gas             $     2.20      2.17         1%
Oil production in barrels                     2,760     2,740         1%
Gas production in mcf                         5,200     6,500      (20%)
Gross oil and gas revenue                $   55,715    49,075        14%
Net oil and gas revenue                  $   35,488    21,849        62%
Partnership distributions                $   16,000    15,200         5%
Investor partner distributions           $   14,240    13,528         5%
Per unit distribution to investor
 partners                                $    10.12      9.61         5%
Number of investor partner units              1,407     1,407

Revenues

The Partnership's oil and gas revenues increased to $55,715 from $49,075 for the quarters ended June 30, 1999 and 1998, respectively, an increase of 14%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 26%, or $3.29 per barrel, resulting in an increase of approximately $9,000 in revenues. Oil sales represented 79% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 71% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.03 per mcf, resulting in an increase of approximately $200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $9,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 20 barrels or 1% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in an increase of approximately $300 in revenues.

    Gas production decreased approximately 1,300 mcf or 20% during the same period, resulting in a decrease of approximately $2,900 in revenues.

    The net total decrease in revenues due to the change in production is approximately $2,600. The decrease in gas production is due primarily to mechanical downtime experienced on one well.

Costs and Expenses

Total costs and expenses decreased to $29,144 from $146,773 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 80%. The decrease is primarily the result of lower general and administrative expense, depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 26% lower, or approximately $7,000 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 16% or approximately $1,000 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $4,000 for the quarter ended June 30, 1999 from $16,000 for the same period in 1998. This represents a decrease of 75%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    13.13     13.79       (5%)
Average price per mcf of gas             $     2.06      2.02         2%
Oil production in barrels                     5,360     6,000      (11%)
Gas production in mcf                        12,300    13,000       (5%)
Gross oil and gas revenue                $   95,735   109,029      (12%)
Net oil and gas revenue                  $   49,648    50,785       (2%)
Partnership distributions                $   26,000    55,700      (53%)
Investor partner distributions           $   23,140    49,573      (53%)
Per unit distribution to investor
 partners                                $    16.45     35.23      (53%)
Number of limited partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $95,735 from $109,029 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 12%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 5%, or $.66 per barrel, resulting in a decrease of approximately $4,000 in revenues. Oil sales represented 74% of the total oil and gas sales during the six months ended June 30, 1999 as compared to 76% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 2%, or $.04 per mcf, resulting in an increase of approximately $500 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $3,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 640 barrels or 11% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $8,400 in revenues.

    Gas production decreased approximately 700 mcf or 5% during the same period, resulting in a decrease of approximately $1,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $9,800.

Costs and Expenses

Total costs and expenses decreased to $64,459 from $202,326 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 68%. The decrease is primarily the result lower general and administrative expense, depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 21% lower, or approximately $12,200 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 39% or approximately $6,000 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $9,000 for the six months ended June 30, 1999 from $31,000 for the same period in 1998. This represents a decrease of 71%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $26,100 in the six months ended June 30, 1999 as compared to approximately $53,200 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

There  were no investing activities in the six months ended June  30,  1999 and 1998.

Cash flows used in financing activities were $26,100 in the six months ended June 30, 1999 as compared to $56,800 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $26,000 of which $23,140 was distributed to the investor partners and $2,860 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1999 was $16.45. Total distributions during the six months ended June 30, 1998 were $55,700 of which $49,573 was distributed to the investor partners and $6,127 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1998 was $35.23.

The source for the 1999 distributions of $26,000 was oil and gas operations of approximately $26,100. The source for the 1998 distributions of $55,700 was oil and gas operations of approximately $53,200 with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,093,915 have been made to the partners. As of June 30, 1999, $973,960 or $692.22 per investor partner unit has been distributed to the investor partners, representing a 69% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $29,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

         (b)  Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30,1999.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 92-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1999