Form 10-Q
period 1999-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 1999-11-09
CIK 871332

Page 4 of 18
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 18.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1999           1998
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   16,129          7,512
 Receivable from Managing General Partner          33,629          7,814
                                                ---------      ---------
     Total current assets                          49,758         15,326
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 1,314,434      1,314,422
  Less accumulated depreciation,
   depletion and amortization                   1,083,240      1,071,240
                                                ---------      ---------
     Net oil and gas properties                   231,194        243,182
                                                ---------      ---------
                                               $  280,952        258,508
                                                =========      =========

Liabilities and Partners' Equity

Current liability - distribution payable       $       60             80
                                                ---------      ---------
Partners' equity
 Investor partners                                252,351        233,678
 Managing General Partner                          28,541         24,750
                                                ---------      ---------
      Total partners' equity                      280,892        258,428
                                                ---------      ---------
                                               $  280,952        258,508
                                                =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1999      1998        1999      1998
                                  ----      ----        ----      ----

Revenues

Oil and gas                  $    77,213    44,416     172,948   153,445
Interest                              82       185         148       487
                                  ------   -------     -------   -------
                                  77,295    44,601     173,096   153,932
                                  ------   -------     -------   -------
Expenses

Production                        34,087    26,240      80,174    84,484
General and administrative         4,087     5,269      13,458    20,681
Depreciation, depletion and
 amortization                      3,000     2,000      12,000    33,000
Provision for impairment of
 oil and gas properties                -         -           -    97,671
                                  ------   -------     -------   -------
                                  41,174    33,509     105,632   235,836
                                  ------   -------     -------   -------
Net income (loss)            $    36,121    11,092      67,464  (81,904)
                                  ======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $     4,303     1,440       8,741     5,364
                                  ======   =======     =======   =======
 Investor Partners           $    31,818     9,652      58,723  (87,268)
                                  ======   =======     =======   =======
  Per investor partner unit  $     22.61      6.86       41.74   (62.02)
                                  ======   =======     =======   =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                      1999         1998
                                                      ----         ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  147,267    171,988
 Cash paid to suppliers                              (93,766)   (99,790)
 Interest income                                          148        487
                                                      -------    -------
   Net cash provided by operating activities           53,649     72,685
                                                      -------    -------
Cash flows provided by investing activities

 Additions to oil and gas properties                     (12)        (7)
 Cash received from sale of oil and gas
  property                                                  -      1,000
                                                      -------    -------
  Net cash (used in) provided by investing
   activities                                            (12)        993
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (45,020)   (76,169)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents               8,617
(2,491)

 Beginning of period                                    7,512      7,887
                                                      -------    -------
 End of period                                     $   16,129      5,396
                                                      =======    =======
                                                             (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1999       1998
                                                      ----         ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $   67,464   (81,904)

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              12,000     33,000
 Provision for impairment of oil and
  gas properties                                            -     97,671
 (Increase) decrease in receivables                  (25,681)     18,543
 Increase (decrease) in payables                        (134)      5,375
                                                      -------    -------
Net cash provided by operating activities          $   53,649     72,685
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 1999, and for the three and nine months ended September 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the nine months ended September 30, 1999, the net capitalized cost did not exceed the estimated present value of oil and gas reserves. A return of the oil price environment experienced during the first two quarters of 1999 would have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended September 30, 1999 and 1998:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   21.06     12.52      68%
Average price per mcf of gas               $    2.53      1.94      30%
Oil production in barrels                      2,800     2,400      17%
Gas production in mcf                          7,210     7,400     (3%)
Gross oil and gas revenue                  $  77,213    44,416      74%
Net oil and gas revenue                    $  43,126    18,176     137%
Partnership distributions                  $  19,000    20,500     (7%)
Investor partner distributions             $  16,910    18,245     (7%)
Per unit distribution to investor partners $   12.02     12.97     (7%)
Number of investor partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues increased to $77,213 from $44,416 for the quarters ended September 30, 1999 and 1998, respectively, an increase of 74%. The principal factors affecting the comparison of the quarters ended September 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 by 68%, or $8.54 per barrel, resulting in an increase of approximately $20,500 in revenues. Oil sales represented 76% of total oil and gas sales during the quarter ended September 30, 1999 as compared to 68% during the quarter ended September 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 30%, or $.59 per mcf, resulting in an increase of approximately $4,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $24,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 400 barrels or 17% during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998, resulting in an increase of approximately $8,400 in revenues.

    Gas production decreased approximately 190 mcf or 3% during the same period, resulting in a decrease of approximately $500 in revenues.

    The net total increase in revenues due to the change in production is approximately $7,900.

Costs and Expenses

Total costs and expenses increased to $41,174 from $33,509 for the quarters ended September 30, 1999 and 1998, respectively, an increase of 23%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 30% higher, or approximately $7,800 more during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The increase in lease operating costs for the third quarter was primarily due to repair and maintenance.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 22% or approximately $1,200 during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense increased to $3,000 for the quarter ended September 30, 1999 from $2,000 for the same period in 1998. This represents an increase of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the increase in the price of oil and gas used to value reserves at October 1, 1999 and the increase in gross oil and gas revenues.

Results of Operations

B.   General Comparison of the Nine Month Periods Ended September 30,  1999
and 1998

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1999 and 1998:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   15.85     13.42      18%
Average price per mcf of gas               $    2.23      1.99      12%
Oil production in barrels                      8,160     8,400     (3%)
Gas production in mcf                         19,510    20,400     (4%)
Gross oil and gas revenue                  $ 172,948   153,445      13%
Net oil and gas revenue                    $  92,774    68,961      35%
Partnership distributions                  $  45,000    76,200    (41%)
Investor partner distributions             $  40,050    67,818    (41%)
Per unit distribution to investor partners $   28.46     48.20    (41%)
Number of investor partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues increased to $172,948 from $153,445 for the nine months ended September 30, 1999 and 1998, respectively, an increase of 13%. The principal factors affecting the comparison of the nine months ended September 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 by 18%, or $2.43 per barrel, resulting in an increase of approximately $20,400 in revenues. Oil sales represented 75% of total oil and gas sales during the nine months ended September 30, 1999 as compared to 74% during the nine months ended September 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.24 per mcf, resulting in an increase of approximately $4,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $25,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 240 barrels or 3% during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, resulting in a decrease of approximately $3,800 in revenues.

    Gas production decreased approximately 890 mcf or 4% during the same period, resulting in a decrease of approximately $2,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $5,800.

Costs and Expenses

Total costs and expenses decreased to $105,632 from $235,836 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of 55%. The decrease is the result of lower general and administrative expense, lease operating costs and depletion expense.

1. Lease   operating  costs  and  production  taxes  were  5%   lower,   or
   approximately $4,300 less during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 35% or approximately $7,200 during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $12,000 for the nine months ended September 30, 1999 from $33,000 for the same period in 1998. This represents a decrease of 64%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 1999 as compared to 1998.

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

Cash flows provided by operating activities were approximately $53,600 in the nine months ended September 30, 1999 as compared to approximately $72,700 in the nine months ended September 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows (used in) or provided by investing activities were approximately $(12) in the nine months ended September 30, 1999 as compared to $993 in the nine months ended September 30, 1998. The principle use of the 1999 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $45,000 in the nine months ended September 30, 1999 as compared to approximately $76,200 in the nine months ended September 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1999 were $45,000 of which $40,050 was distributed to the investor partners and $4,950 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1999 was
$28.46. Total distributions during the nine months ended September 30, 1998 were $76,200 of which $67,818 was distributed to the investor partners and $8,382 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1998 was $48.20.

The  sources  for  the  1999  distributions of $45,000  were  oil  and  gas operations of approximately $53,600 and the change in oil and gas properties of approximately $(12), resulting in excess cash for contingencies or subsequent distributions. The source for the 1998 distributions of $76,200 was oil and gas operations of approximately $72,700 and the change in oil and gas properties of approximately $1,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,112,915 have been made to the partners. As of September 30, 1999, $990,870 or $704.24 per investor partner unit has been distributed to the investor partners, representing a 70% return of the capital contributed.

As of September 30, 1999, the Partnership had approximately $49,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due within the next twelve months on its debt obligations. Due to the severely depressed commodity prices experienced for the past eighteen months, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000
The Managing General Partner provides all data processing needs of the Partnership. The Managing General Partner has identified and assessed its exposure to the potential Year 2000 software and imbedded chip processing and date sensitivity issue. Through the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., the Managing General Partner proactively initiated an internal plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

Identification & Assessment
The Managing General Partner currently believes it identified the internal and external software and hardware that had the potential for date sensitivity problems. Four critical systems and/or functions were identified and addressed: (1) the proprietary software of the Partnership
(OGAS) that is used for oil & gas property management and financial accounting functions, (2) the DEC VAX/VMS hardware and operating system,
(3) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll/human resource programs, and (4) External Agents.

The proprietary software of the Partnership has met compliance requirements. Since this is an internally generated software package, the Managing General Partner incurred approximately $25,000 in man-hours. Modifications were made by internal staff and did not represent additional costs to the Partnership. The Managing General Partner has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Managing General Partner controlled internal programmers. Given the complexity of the systems that were modified, it is anticipated that some problems may arise, but having met the early completion date, the Managing General Partner feels that adequate time remains available to overcome unforeseen delays.

DEC has released a fully compliant version of its operating system that is used by the Partnership on the DEC VAX system. It was installed, the Managing General Partner believes that this solved any potential problems on the system.

The Managing General Partner has identified various third-party software that may have date sensitivity problems and is continuing to work with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, the Managing General Partner believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

The External Agents of the Partnership include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. The Managing General Partner is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and the Managing General Partner, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to the Partnership's business. The Managing General Partner estimates completion of this audit by year end 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

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

Risks/Contingency
The failure to correct critical systems of the Partnership, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of the
Partnership to continue operations and meet obligations. Based on the Managing General Partner's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to the Partnership. However, due to the external nature of the potential problems, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. The Managing General Partner believes that its assessment and contingency planning will be complete no later than year-end 1999.

Worst Case Scenario
The Securities and Exchange Commission requires public companies to forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Managing General Partner's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and continue working in, office buildings and other facilities; and the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on the Partnership's critical systems. The Partnership could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of Partnership revenues, could be material, although not quantifiable at this time.

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

Date:     November 15, 1999