Form 10-K
period 1999-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2000-03-22
CIK 871332

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

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

The  total  number of pages contained in this report is 37.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   8

 4.  Submission of Matters to a Vote of Security Holders                 8

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 9

 6.  Selected Financial Data                                            10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      11

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             33

                                 Part III

10.  Directors and Executive Officers of the Registrant                 34

11.  Executive Compensation                                             35

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         35

13.  Certain Relationships and Related Transactions                     35

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        36

     Signatures                                                         37

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  97  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of leasehold interests upon which drilling would be performed, and the marketing of future anticipated production from such properties. The Partnership has no employees.

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

Oil prices experienced a year of recovery during 1999. After seeing prices languish near $10 per barrel in December 1998, a rebound occurred that would briefly push NYMEX pricing over $27 in late November 1999. Crude oil prices reached $20 per barrel in mid-July and would not fall below $21 the rest of the year. There were drastic improvements to the main factors that gave rise to the worst price depression in history. These improvements provoked a spike in crude oil prices to levels not seen since the Gulf War. First, OPEC has done a remarkable job of adhering to production cuts agreed to in March, despite the temptation to cheat given current pricing. As prices have risen over the last twelve months, OPEC has consistently maintained a compliance rate above 90 percent. Also, most foreign markets are well on their way to recovery, greatly increasing the demand for energy in those countries. These and other factors have eliminated the "oversupply" of crude oil that we experienced in 1998. The near month contract for crude oil settled at $25.60 per barrel on December 30, 1999.

In 1999 natural gas prices rose 10% to an average of $2.18/MMBtu, 18 cents higher than the $2.00/MMBtu average seen in 1998. Despite warmer-than-normal heating seasons at both ends of the year, 1999 was the fourth year in a row that prices averaged $2.00/MMBtu or above. Citing lower storage levels and a rising demand for natural gas, industry experts are predicting a "healthy jump" in prices for 2000.  Although higher prices in 1999 fueled an  increase in production, end of year gas in storage nationwide  is  only
75% of capacity as compared to 87% at the end of 1998.  Further, gas demand is expected to continue to increase at a faster pace than the amount of gas being replaced. A record breaking 70% of single-family homes built in 1999 were equipped with natural gas services ranging from traditional heating to
water   heating,   cooking  and  grilling.   Based  on  these   encouraging
statistics, we remain optimistic in our expectation of slightly higher natural gas prices in the coming year, hopefully seeing an average above the $2.20/MMBtu level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1999          77%          23%
                    1998          74%          26%
                    1997          76%          24%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation for 60%, Aquila Southwest Pipeline Corporation for 19% and Navajo Refining Company, Inc. for 15%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1999, there were 97 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

In determining whether an interest in a particular leasehold was to be acquired, the Managing General Partner considered such criteria as estimated drilling costs, estimated oil and gas reserves, estimated cash flow from the sale of future production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves and the availability of markets.

As of December 31, 1999, the Partnership possessed an interest in oil and gas properties located in Ward County of Texas and Lea and Eddy Counties of New Mexico and Ward County of Texas. These properties consist of various interests in 9 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the additional drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1999, 1998 and 1997.

Significant Properties
The following table reflects the properties in which the Partnership has an interest:

                         Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Mobil Fee G #1        12/92 at            1         36,000         79,000
Ward County,          100%
Texas                 working
                      interest

Mobil Fee H #1        12/92 at            1         56,000        208,000
Ward County,          100%
Texas                 working
                      interest

*Donald R. Creamer, P.E., an Independent Registered Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments from $25.60 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $24.16 per barrel in the preparation of the reserve report as of January 1, 2000.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.25 per Mcf in the preparation of the reserve report as of January 1, 2000.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1999.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Nations Bank, N.A. of Midland, Texas, plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 1999, 1998 and 1997, no limited partner units were purchased by the Managing General Partner.


Number of Limited and General Partner Interest Holders
As of December 31, 1999, there were 104 holders of limited partner units.

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

During 1999, distributions were made totaling $85,000, with $75,650 distributed to the investor partners and $9,350 to the Managing General Partners. For the year ended December 31, 1999, distributions of $53.77 per investor partner unit were made, based upon 1,407 investor partner units outstanding. During 1998, distributions were made totaling $92,200, with $82,058 distributed to the investor partners and $10,142 to the Managing General Partners. For the year ended December 31, 1998, distributions of $58.32 per investor partner unit were made, based upon 1,407 investor partner units outstanding. During 1997, twelve monthly distributions were made totaling $205,500, with $182,895 distributed to the investor partners and $22,605 to the Managing General Partners. For the year ended December 31, 1997, distributions of $129.99 per investor partner unit were made, based upon 1,407 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the year ended December 31, 1999, 1998, 1997, 1996 and 1995 should be read in conjunction with the financial statements included in Item 8:

                                       Year ended December 31,
                           ------------------------------------------------
                               1999    1998      1997      1996     1995
                               ----    ----      ----      ----     ----

Revenues              $   249,965     201,370   335,791  425,671  455,640

Net income (loss)         112,767   (331,847)    93,437  178,706  165,968

Partners' share of net
 income (loss):

  Managing General
   Partner                 14,274       6,863    19,601   28,208   29,338

  Investor partners        98,493   (338,710)    73,836  150,498  136,630

Investor partners' net
  income (loss) per unit                 70.00  (240.73)    52.48    106.96
97.11

Investor partners' cash
  distributions per unit                 53.77     58.32   129.99    158.14
170.79

Total assets          $   286,195     258,508   682,573  794,538  865,832

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

Based on current conditions, management anticipates performing no workovers to enhance production. The partnership will most likely experience the historical production decline of approximately 10% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1999 and 1998

The following table provides certain information regarding performance factors for the years ended December 31, 1999 and 1998:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   17.74    12.75      39%
Average price per mcf of gas               $    2.35     1.93      22%
Oil production in barrels                     10,770   11,700     (8%)
Gas production in mcf                         24,940   26,800     (7%)
Gross oil and gas revenue                  $ 249,636  200,761      24%
Net oil and gas revenue                    $ 146,852   86,072      71%
Partnership distributions                  $  85,000   92,200     (8%)
Limited partner distributions              $  75,650   82,058     (8%)
Per unit distribution to limited partners  $   53.77    58.32     (8%)
Number of limited partner units                1,407    1,407

Revenues

The Partnership's oil and gas revenues increased to $249,636 from $200,761 for the years ended December 31, 1999 and 1998, respectively, an increase of 24%. The principal factors affecting the comparison of the years ended December 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1999 as compared to the year ended December 31, 1998 by 39%, or $4.99 per barrel, resulting in an increase of approximately $58,400 in revenues. Oil sales represented 77% of total oil and gas sales during the year ended December 31, 1999 as compared to 74% during the year ended December 31, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 22%, or $.42 per mcf, resulting in an increase of approximately $11,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $69,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 930 barrels or 8% during the year ended December 31, 1999 as compared to the year ended December 31, 1998, resulting in a decrease of approximately $16,500 in revenues.

    Gas production decreased approximately 1,860 mcf or 7% during the same period, resulting in a decrease of approximately $4,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $20,900.

Costs and Expenses

Total costs and expenses decreased to $137,198 from $533,217 for the years ended December 31, 1999 and 1998, respectively, a decrease of 74%. The decrease is the result of lower depletion expense, general and administrative expense, provision for impairment and lease operating costs.

1. Lease operating costs and production taxes were 10% lower, or approximately $11,900 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 28% or approximately $6,900 during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease of general and administrative costs were due in part to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation and a change in auditors requiring opinions from both the predecessors and successor auditors. Additionally, the Managing General Partner in its effort to cut back on general and administrative costs whenever and wherever possible was able to reduce the cost of reserve reports and K-1 tax package preparation during 1999.

3. Depletion expense decreased to $17,000 for the year ended December 31, 1999 from $80,000 for the same period in 1998. This represents a decrease of 79%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2000 as compared to 1999. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $34,000 as of December 31, 1998.

4. The Partnership reduced the net capitalized costs of oil and gas properties during 1998 by $314,240. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies
    - Oil and Gas Properties.

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

2. Lease operating costs and production taxes were 18% lower, or approximately $24,600 less during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Decrease is due primarily to a decrease in advalorem and production taxes.

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

C.   Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 1999, 1998 and 1997 was $112,767, $(331,847) and $93,437, respectively. Excluding the effects of depreciation, depletion and amortization and provision for impairment, net income for the years ended December 31, 1999, 1998 and 1997, would have been $129,767, $62,393 and $178,193, respectively.
Correspondingly, Partnership distributions for the years ended December 31, 1999, 1998 and 1997 were $85,000, $92,200 and $205,500, respectively.
These differences are indicative of the changes in oil and gas prices, production and property during 1999, 1998 and 1997.

The  sources  for  the  1999  distributions of $85,000  were  oil  and  gas operations of approximately $100,300 and the change in oil and gas properties of approximately $(20), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $92,200 were oil and gas operations of approximately $90,900 and the change in oil and gas properties of approximately $900, with the balance from available cash on hand at the beginning of the period. The sources for the 1997 distributions of $205,500 were oil and gas operations of approximately $195,400 and the change in oil and gas properties of approximately $200, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1999 were $85,000 of which $75,650 was distributed to the investor partners and $9,350 to the Managing General Partners. The per unit distribution to investor partners during the same period was $53.77. Total distributions during the year ended December 31, 1998 were $92,200 of which $82,058 was distributed to the investor partners and $10,142 to the Managing General Partners. The per unit distribution to investor partners during the same period was $58.32. Total distributions during the year ended December 31, 1997 were $205,500 of which $182,895 was distributed to the investor partners and $22,605 to the Managing General Partners. The per unit distribution to investor partners during the same period was $129.99.

Since inception of the Partnership, cumulative monthly cash distributions of $1,152,915 have been made to the partners. As of December 31, 1999, $1,026,470 or $729.55 per investor partner unit, has been distributed to the investor partners, representing a 73% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

Cash flows provided by operating activities were approximately $100,300 in 1999 compared to $90,900 in 1998 and approximately $195,400 in 1997. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were approximately $(20) in 1999 compared to $900 in 1998 and approximately $200 in 1997.

Cash flows used in financing activities were approximately $85,100 in 1999 compared to $92,200 in 1998 and approximately $205,400 in 1997. The only use in the 1999 financing activities was the distributions to partners.

As of December 31, 1999, the Partnership had $60,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000

The year 2000 issue referred to the risk of disruptions of operations caused by the failure of computer-controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000. During the year ended December 31, 1999, the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., installed new software as part of an on-going project to upgrade its financial and management information systems. The cost of upgrading the software occurred in the normal course of Midland Southwest Software's business and was not material to the results of operations or financial condition of the Partnership.

The Partnership has not experienced any significant business disruptions due to year 2000 issues causing processing errors in its systems, or a third party's systems, during the period of operations after January 1, 2000 until the filing of the 10-K.

Item 8.  Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             19

Balance Sheets                                                          20

Statement of Operations                                                 21

Statement of Changes in Partners' Equity                                22

Statements of Cash Flows                                                23

Notes to Financial Statements                                           25

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Developmental Drilling
 Fund 92-A
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Developmental Drilling Fund 92-A (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 92-A as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.








                                                  KPMG LLP



Midland, Texas
March 10, 2000

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1999 and 1998


                                                      1999           1998
                                                      ----           ----
  Assets

Current assets:
 Cash and cash equivalents                   $        22,743        7,512
 Receivable from Managing General Partner             37,250        7,814

---------                                    ---------
                                                 Total    current    assets
59,993                                       15,326

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,314,442    1,314,422
  Less accumulated depreciation,
                                               depletion  and  amortization
1,088,240                                    1,071,240

---------                                    ---------
                                              Net  oil  and gas  properties
226,202                                      243,182

---------                                    ---------
                                                                          $
286,195                                      258,508

=========                                    =========

  Liabilities and Partners' Equity

Current liability - distribution payable     $             -           80

---------                                    ---------
Partners' equity:
 Investor partners                                   256,521      233,678
 Managing General Partner                             29,674       24,750

---------                                    ---------
                                                Total    partners'   equity
286,195                                      258,428

---------                                    ---------
                                                                          $
286,195                                      258,508

=========                                    =========























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 1999, 1998 and 1997


                                                 1999      1998     1997
                                                 ----      ----     ----
  Revenues

Oil and gas sales                         $    249,636   200,761  334,355
Interest income from operations                    329       609    1,436
                                                                    -------
-------                                   -------
                                                                    249,965
201,370                                   335,791
                                                                    -------
-------                                   -------

  Expenses

Production                                     102,784   114,689  139,240
General and administrative                      17,414    24,288   18,358
Depreciation, depletion and amortization        17,000    80,000   84,756
Provision for impairment of oil and gas
 properties                                          -   314,240        -
                                                                    -------
-------                                   -------
                                                                    137,198
533,217                                   242,354
                                                                    -------
-------                                   -------
Net income (loss)                         $    112,767 (331,847)   93,437
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $     14,274     6,863   19,601
                                                                    =======
=======                                   =======
 Investor partners                        $     98,493 (338,710)   73,836
                                                                    =======
=======                                   =======
  Per investor partner unit               $      70.00   (240.73)   52.48
                                                                    =======
=======                                   =======

























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1999, 1998 and 1997


                                               Managing
                                               General   Investor
                                               Partner   Partners  Total
                                               --------  --------  -----

Balance at December 31, 1996              $     31,033   763,505  794,538

 Net income                                     19,601    73,836   93,437

 Distributions                                (22,605) (182,895)(205,500)
                                                                     ------
---------                                 --------
Balance at December 31, 1997                    28,029   654,446  682,475

 Net income (loss)                               6,863 (338,710)(331,847)

 Distributions                                (10,142)  (82,058) (92,200)
                                                                     ------
---------                                 --------
Balance at December 31, 1998                    24,750   233,678  258,428

 Net income                                     14,274    98,493  112,767

 Distributions                                 (9,350)  (75,650) (85,000)
                                                                     ------
---------                                 --------
Balance at December 31, 1999              $     29,674   256,521  286,195
                                                                     ======
=========                                 ==========






























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1999, 1998 and 1997


                                                 1999      1998     1997
                                                 ----      ----     ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    223,480   223,677  355,046
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(123,478)                                 (133,373)(161,103)
 Interest received                                 329       609    1,436
                                                                    -------
-------                                   -------
   Net  cash provided by operating activities              100,331   90,913
195,379
                                                                    -------
-------                                   -------
Cash flows from investing activities:

 Addition to oil and gas properties               (20)         -        -
 Sale of oil and gas properties                      -       930      180
                                                                    -------
-------                                   -------
  Net cash provided by (used in) investing activities(20)    930      180
                                                                    -------
-------                                   -------
Cash flows used in financing activities:

 Distributions to partners                    (85,080)  (92,218)(205,402)
                                                                    -------
-------                                   -------
Net increase (decrease) in cash and cash
 equivalents                                    15,231     (375)  (9,843)

 Beginning of period                             7,512     7,887   17,730
                                                                    -------
-------                                   -------
 End of period                            $     22,743     7,512    7,887
                                                                    =======
=======                                   =======


(continued)






















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1999, 1998 and 1997


                                                  1999     1998      1997
                                                  ----     ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    112,767 (331,847)   93,437

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                17,000    80,000
84,756
  Provision for impairment of oil and gas
                                           properties           -   314,240
-
  (Increase) decrease in receivables          (26,156)    22,916   20,691
  (Decrease) increase in payables              (3,280)     5,604  (3,505)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    100,331    90,913  195,379
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1999 and 1997, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves thus an adjustment of $314,240 was made to the financial statement.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for over or under deliveries of gas. Under this method, the Partnership records revenues based on the payments it has received for sales from purchasers. As of December 31, 1999, 1998 and 1997, the Partnership was not over or under produced.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas assets at December 31, 1999 and 1998 was $190,321 and $172,613, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Investor Partner Units
     As of December 31, 1999, 1998 and 1997, there were 1,407 investor units outstanding held by 104 partners.

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

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Commitments and Contingent Liabilities - continued
     The Partnership is subject to various federal, state and local environmental laws and regulations, which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1999, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $22,400, $20,900 and $19,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $2,900, $100 and $1,400 for the years ended December 31, 1999, 1998 and 1997, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid an administrative fee of $12,000 during 1999, 1998 and 1997 for
     reimbursement   of   indirect  general  and  administrative   overhead
     expenses.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


5.   Related Party Transactions - continued
     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services for December 31, 1999, 1998 and 1997.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $37,250 and $7,814 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1999 and 1998, respectively.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchaser, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 1997: Scurlock Permian Corporation for 60%, Aquila Southwest Pipeline Corporation for 19% and Navajo Refining Company, Inc. for 15%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)

     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1997                                 164,000     336,000

       Production                                   (13,000)    (30,000)
       Revisions of estimates in place              (33,000)    (18,000)
                                                     -------     -------
     December 31, 1997                               118,000     288,000

       Production                                   (12,000)    (27,000)
       Revisions of estimates in place              (30,000)    (93,000)
                                                     -------     -------
     December 31, 1998                                76,000     168,000

       Production                                   (11,000)    (25,000)
       Revisions of estimates in place                44,000     166,000
                                                     -------     -------
     December 31, 1999                               109,000     309,000
                                                     =======     =======

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited) - continued

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed reserves -

     December 31, 1997                               117,000     288,000
                                                     =======     =======
     December 31, 1998                                76,000     168,000
                                                     =======     =======
     December 31, 1999                               109,000     309,000
                                                     =======     =======

     All of the Partnership's reserves are located within the continental United States.

     *Donald R. Creamer, P.E., an Independent Registered Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments  from  $25.60  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $24.16 per barrel in the preparation of the reserve report as of January 1, 2000.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.25 per Mcf in the preparation of the reserve report as of January 1, 2000.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited) - continued
     The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated.

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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999, 1998 and 1997 is presented below:

                                              1999       1998        1997
                                              ----       ----        ----

     Future cash inflows                $  3,328,000  1,160,000  2,801,000
     Production and development costs      1,838,000    819,000  1,637,000
                                           ---------  ---------  ---------
     Future net cash flows                 1,490,000    341,000  1,164,000
     10% annual discount for estimated
       timing of cash flows                  603,000     98,000    430,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $    887,000    243,000    734,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                               1999       1998        1997
                                               ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (147,000)   (86,000)  (195,000)
      Changes in prices and production costs             374,000  (410,000)
(754,000)
     Changes of production rates
       (timing) and others                   (3,000)     38,000     41,000
     Revisions of previous
       quantities estimates                  396,000  (106,000)  (161,000)
     Accretion of discount                    24,000     73,000    164,000
     Discounted future net
       cash flows -
      Beginning of year                      243,000    734,000  1,639,000
                                           ---------   --------   --------
      End of year                       $    887,000    243,000    734,000
                                           =========   ========   ========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      44     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          45     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            41          Vice President, Marketing

Paul L. Morris              58          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 42, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 44, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $12,000 during 1999, 1998 and 1997 as an administrative fee for reimbursement of indirect general and administrative expenses.

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

Item 13.  Certain Relationships and Related Transactions

In 1999, the Managing General Partner received $12,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $22,400 for administrative overhead attributable to operating such properties during 1999.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $2,900 for the period ended December 31, 1999.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Independent Auditors Report
                  Balance Sheet
                  Statement of Changes in Partners' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

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

                  27 Financial Data Schedule

                  Reports on Form 8-K

                  (b) No report on Form 8-K was filed during the quarter ended December 31, 1999.

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


                          Date:    March 31, 2000


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


Date:  March 31, 2000


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 2000