Form 10-Q
period 2000-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2000-05-10
CIK 871332

14 of 14
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2000           1999
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     31,147         22,743
 Receivable from Managing General Partner           46,264         37,250
                                                 ---------      ---------
  Total current assets                              77,411         59,993
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,314,442      1,314,442
  Less accumulated depreciation,
   depletion and amortization                    1,093,240      1,088,240
                                                 ---------      ---------
  Net oil and gas properties                       221,202        226,202
                                                 ---------      ---------
                                              $    298,613        286,195
                                                 =========      =========

  Liabilities and Partners' Equity

Partners' equity:
 Investor partners                            $    267,023        256,521
 Managing General Partner                           31,590         29,674
                                                 ---------      ---------
  Total partners' equity                           298,613        286,195
                                                 ---------      ---------
                                              $    298,613        286,195
                                                 =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
  Revenues

Oil and gas                                   $         89,963     40,020
Interest                                                    57         28
                                                       -------    -------
                                                        90,020     40,048
                                                       -------    -------

  Expenses

Production                                              28,370     25,860
General and administrative                               4,232      4,454
Depreciation, depletion and amortization                 5,000      5,000
                                                       -------    -------
                                                        37,602     35,314
                                                       -------    -------
Net income                                    $         52,418      4,734
                                                       =======    =======
Net income allocated to:

 Managing General Partner                     $          6,316      1,071
                                                       =======    =======
 Investor partners                            $         46,102      3,663
                                                       =======    =======
  Per investor partner unit                   $          32.77       2.60
                                                       =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    79,259     41,170
 Cash paid to suppliers                                (30,912)   (34,038)
 Interest income                                             57         28
                                                        -------    -------
  Net cash provided by operating activities              48,404      7,160
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                          -       (10)
                                                        -------    -------
Cash flows used in financing activities:

 Distribution to investor partners                     (40,000)   (10,015)
                                                        -------    -------
Net  increase (decrease) in cash and cash equivalents                 8,404
(2,865)

 Beginning of period                                     22,743      7,512
                                                        -------    -------
 End of period                                      $    31,147      4,647
                                                        =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    52,418      4,734

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                5,000      5,000
  (Increase) decrease in receivables                   (10,704)      1,150
  Increase (decrease) in payables                         1,690    (3,724)
                                                        -------    -------
Net cash provided by operating activities           $    48,404      7,160
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended March 31, 2000 and 1999.

                                               Three Months
                                                   Ended         Percentage
March 31,                                        Increase
                                            2000        1999    (Decrease)
                                            ----        ----    ----------
Average price per barrel of oil           $  28.66      10.04     185%
Average price per mcf of gas              $   3.03       1.96      55%
Oil production in barrels                    2,600      2,600        -
Gas production in mcf                        5,100      7,100    (28%)
Gross oil and gas revenue                 $ 89,963     40,020     125%
Net oil and gas revenue                   $ 61,593     14,160     335%
Partnership distributions                 $ 40,000     10,000     300%
Limited partner distributions             $ 35,600      8,900     300%
Per unit distribution to limited
 partners                                 $  25.30       6.33     300%
Number of limited partner units              1,407      1,407

Revenues

The Partnership's oil and gas revenues increased to $89,963 from $40,020 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 125%. The principal factors affecting the comparison of the quarters ended March 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 by 185%, or $18.62 per barrel, resulting in an increase of approximately $48,400 in revenues. Oil sales represented 83% of total oil and gas sales during the quarter ended March 31, 2000 as compared to 65% during the quarter ended March 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 55%, or $1.07 per mcf, resulting in an increase of approximately $7,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $56,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained unchanged during the quarter ended March 31, 2000 from March 31, 1999.

    Gas production decreased approximately 2,000 mcf or 28% during the same period, resulting in a decrease of approximately $6,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $6,100. The decrease is due primarily to downtime on two of the Partnerships major wells.

Costs and Expenses

Total costs and expenses increased to $37,602 from $35,314 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 6%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 10% higher, or approximately $2,500 more during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $200 during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

3. Depletion expense was $5,000 for the quarters ended March 31, 2000 and 1999. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $48,400 in the quarter ended March 31, 2000 as compared to approximately $7,200 in the quarter ended March 31, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no cash flows used in investing activities in the quarter ended March 31, 2000. Cash flows used in investing activities were approximately $10 in the quarter ended March 31, 1999.

Cash flows used in financing activities were $40,000 in the quarter ended March 31, 2000 as compared to $10,000 in the quarter ended March 31, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2000 were $40,000 of which $35,600 was distributed to the investor partners and $4,400 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 2000 was $25.30. Total distributions during the quarter ended March 31, 1999 were $10,000 of which $8,900 was distributed to the investor partners and $1,100 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 1999 was $6.33.

The source for the 2000 distributions of $40,000 was oil and gas operations of approximately $48,400, resulting in excess cash for contingencies or subsequent distributions to partners. The source for the 1999 distributions of $10,000 was oil and gas operations of approximately $7,200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,192,915 have been made to the partners. As of March 31, 2000, $1,062,070 or $754.85 per investor partner unit has been distributed to the investor partners, representing a 75% return of the capital contributed.

As of March 31, 2000, the Partnership had approximately $77,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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


                              SOUTHWEST DEVELOPMENTAL
                              DRILLING FUND 92-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner



Date:  May 15, 2000