Form 10-Q
period 2000-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2000-08-10
CIK 871332

3 of 16
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     36,340          22,743
 Receivable from Managing General Partner          49,020          37,250
                                                ---------       ---------
    Total current assets                           85,360          59,993
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,314,442       1,314,442
  Less accumulated depreciation,
   depletion and amortization                   1,096,240       1,088,240
                                                ---------       ---------
    Net oil and gas properties                    218,202         226,202
                                                ---------       ---------
                                             $    303,562         286,195
                                                =========       =========
  Liabilities and Partners' Equity

Partners' equity:
 Investor partners                           $    271,098         256,521
 Managing General Partner                          32,464          29,674
                                                ---------       ---------
    Total partners' equity                        303,562         286,195
                                                ---------       ---------
                                             $    303,562         286,195
                                                =========       =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Oil and gas                   $    92,439     55,715    182,403     95,735
Interest                              128         38        185         66
                                  -------    -------    -------    -------
                                   92,567     55,753    182,588     95,801
                                  -------    -------    -------    -------

  Expenses

Production                         30,291     20,227     58,661     46,087
General and administrative          4,327      4,917      8,560      9,372
Depreciation, depletion and
 amortization                       3,000      4,000      8,000      9,000
                                  -------    -------    -------    -------
                                   37,618     29,144     75,221     64,459
                                  -------    -------    -------    -------
Net income                    $    54,949     26,609    107,367     31,342
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     6,374      3,367     12,690      4,438
                                  =======    =======    =======    =======
 Investor partners            $    48,575     23,242     94,677     26,904
                                  =======    =======    =======    =======
  Per investor partner unit   $     34.52     16.52       67.29      19.12
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from oil and gas sales               $   170,210     86,276
 Cash paid to suppliers                                (66,798)   (60,220)
 Interest income                                            185         66
                                                        -------    -------
  Net cash provided by operating activities             103,597     26,122
                                                        -------    -------
Cash flows used in investing activities:

 Additions of oil and gas properties                          -       (12)
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (90,000)   (26,080)
                                                        -------    -------

Net increase in cash and cash equivalents                13,597         30

 Beginning of period                                     22,743      7,512
                                                        -------    -------
 End of period                                      $    36,340      7,542
                                                        =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   107,367     31,342

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                8,000      9,000
  Increase in receivables                              (12,193)    (9,459)
  (Decrease) increase in payables                           423    (4,761)
                                                        -------    -------
Net cash provided by operating activities           $   103,597     26,122
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the Partnership's capitalized cost did not exceed the present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.63     16.05        72%
Average price per mcf of gas             $     4.11      2.20        87%
Oil production in barrels                     2,600     2,760       (6%)
Gas production in mcf                         5,300     5,200         2%
Gross oil and gas revenue                $   92,439    55,715        66%
Net oil and gas revenue                  $   62,148    35,488        75%
Partnership distributions                $   50,000    16,000       213%
Investor partner distributions           $   44,500    14,240       213%
Per unit distribution to investor
 partners                                $    31.63     10.12       213%
Number of investor partner units              1,407     1,407

Revenues

The Partnership's oil and gas revenues increased to $92,439 from $55,715 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 66%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 72%, or $11.58 per barrel, resulting in an increase of approximately $31,960 in revenues. Oil sales represented 77% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 79% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 87%, or $1.91 per mcf, resulting in an increase of approximately $9,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $41,860. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 160 barrels or 6% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $4,400 in revenues.

    Gas production increased approximately 100 mcf or 2% during the same period, resulting in an increase of approximately $400 in revenues.

    The net total decrease in revenues due to the change in production is approximately $4,000.

Costs and Expenses

Total costs and expenses increased to $37,618 from $29,144 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 29%. The increase is primarily the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 50% higher, or approximately $10,000 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 12% or approximately $590 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

3. Depletion expense decreased to $3,000 for the quarter ended June 30, 2000 from $4,000 for the same period in 1999. This represents a decrease of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    28.17     13.13       115%
Average price per mcf of gas             $     3.56      2.06        73%
Oil production in barrels                     5,200     5,360       (3%)
Gas production in mcf                        10,100    12,300      (18%)
Gross oil and gas revenue                $  182,403    95,735        91%
Net oil and gas revenue                  $  123,742    49,648       149%
Partnership distributions                $   90,000    26,000       246%
Investor partner distributions           $   80,100    23,140       246%
Per unit distribution to investor
 partners                                $    56.93     16.45       246%
Number of limited partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues increased to $182,403 from $95,735 for the six months ended June 30, 2000 and 1999, respectively, an increase of 91%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 115%, or $15.04 per barrel, resulting in an increase of approximately $80,600 in revenues. Oil sales represented 80% of the total oil and gas sales during the six months ended June 30, 2000 as compared to 74% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 73%, or $1.50 per mcf, resulting in an increase of approximately $18,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $99,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 160 barrels or 3% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $4,500 in revenues.

    Gas production decreased approximately 2,200 mcf or 18% during the same period, resulting in a decrease of approximately $7,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $12,300.

Costs and Expenses

Total costs and expenses increased to $75,221 from $64,459 for the six months ended June 30, 2000 and 1999, respectively, an increase of 17%. The increase is primarily the result higher lease operating costs, partially offset by a decrease in general and administrative expense, depletion expense and.

1. Lease operating costs and production taxes were 27% higher, or approximately $12,600 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $800 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

3. Depletion expense decreased to $8,000 for the six months ended June 30, 2000 from $9,000 for the same period in 1999. This represents a decrease of 11%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $103,600 in the six months ended June 30, 2000 as compared to approximately $26,100 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no investing activities in the six months ended June 30, 2000.

Cash flows used in financing activities were $90,000 in the six months ended June 30, 2000 as compared to $26,100 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $90,000 of which $80,100 was distributed to the investor partners and $9,900 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2000 was $56.93. Total distributions during the six months ended June 30, 1999 were $26,000 of which $23,140 was distributed to the investor partners and $2,860 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 1999 was $16.45.

The source for the 2000 distributions of $90,000 was oil and gas operations of approximately $103,600, resulting in excess cash for contingencies or subsequent distributions. The source for the 1999 distributions of $26,000 was oil and gas operations of approximately $26,100.

Since inception of the Partnership, cumulative monthly cash distributions of $1,242,915 have been made to the partners. As of June 30, 2000, $1,106,570 or $786.47 per investor partner unit has been distributed to the investor partners, representing a 78% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $85,360 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

         (b)  Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30,2000.

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

Date: August 15, 2000