Form 10-Q
period 2000-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2000-11-03
CIK 871332

Page 9 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   33,181         22,743
 Receivable from Managing General Partner          59,788         37,250
                                                ---------      ---------
     Total current assets                          92,969         59,993
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 1,314,509      1,314,442
  Less accumulated depreciation,
   depletion and amortization                   1,101,240      1,088,240
                                                ---------      ---------
     Net oil and gas properties                   213,269        226,202
                                                ---------      ---------
                                               $  306,238        286,195
                                                =========      =========

Liabilities and Partners' Equity

Partners' equity
 Managing General Partner                      $   33,309         29,674
 Investor partners                                272,929        256,521
                                                ---------      ---------
      Total partners' equity                      306,238        286,195
                                                ---------      ---------
                                               $  306,238        286,195
                                                =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----

Revenues

Oil and gas                  $   107,940    77,213     290,343   172,948
Interest                             187        82         372       148
                                 -------   -------     -------   -------
                                 108,127    77,295     290,715   173,096
                                 -------   -------     -------   -------
Expenses

Production                        36,306    34,087      94,967    80,174
General and administrative         4,145     4,087      12,705    13,458
Depreciation, depletion and
 amortization                      5,000     3,000      13,000    12,000
                                 -------   -------     -------   -------
                                  45,451    41,174     120,672   105,632
                                 -------   -------     -------   -------
Net income                   $    62,676    36,121     170,043    67,464
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     7,444     4,303      20,135     8,741
                                 =======   =======     =======   =======
 Investor Partners           $    55,232    31,818     149,908    58,723
                                 =======   =======     =======   =======
  Per investor partner unit  $     39.25     22.61      106.54     41.74
                                 =======   =======     =======   =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                      2000         1999
                                                      ----         ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  264,076    147,267
 Cash paid to suppliers                             (103,943)   (93,766)
 Interest income                                          372        148
                                                      -------    -------
   Net cash provided by operating activities          160,505     53,649
                                                      -------    -------
Cash flows provided by investing activities

 Additions to oil and gas properties                     (67)       (12)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (150,000)   (45,020)
                                                      -------    -------
Net increase in cash and cash equivalents              10,438      8,617

 Beginning of period                                   22,743      7,512
                                                      -------    -------
 End of period                                     $   33,181     16,129
                                                      =======    =======
                                                             (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                      ----         ----
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  170,043     67,464

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              13,000     12,000
 Increase in receivables                             (26,267)   (25,681)
 Increase (decrease) in payables                        3,729      (134)
                                                      -------    -------
Net cash provided by operating activities          $  160,505     53,649
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based  on current conditions, management anticipates the Partnership  could
possibly  experience a normal decline of 7% to 9% a  year.   There  are  no
current plans to perform any workovers in the future.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the nine months ended September 30, 2000, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   31.34     21.06      49%
Average price per mcf of gas               $    4.79      2.53      89%
Oil production in barrels                      2,540     2,800     (9%)
Gas production in mcf                          6,260     7,210    (13%)
Gross oil and gas revenue                  $ 107,940    77,213      40%
Net oil and gas revenue                    $  71,634    43,126      66%
Partnership distributions                  $  60,000    19,000     216%
Investor partner distributions             $  53,400    16,910     216%
Per unit distribution to investor partners $   37.95     12.02     216%
Number of investor partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues increased to $107,940 from $77,213 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 40%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 49%, or $10.28 per barrel, resulting in an increase of approximately $28,800 in revenues. Oil sales represented 73% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 76% during the quarter ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 89%, or $2.26 per mcf, resulting in an increase of approximately $16,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $45,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 260 barrels or 9% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $8,100 in revenues.

    Gas production decreased approximately 950 mcf or 13% during the same period, resulting in a decrease of approximately $4,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $12,700.

Costs and Expenses

Total costs and expenses increased to $45,451 from $41,174 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 10%. The increase is the result of higher lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 7% higher, or approximately $2,200 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

3. Depletion expense increased to $5,000 for the quarter ended September 30, 2000 from $3,000 for the same period in 1999. This represents an increase of 67%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

Results of Operations

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   29.16     15.85      84%
Average price per mcf of gas               $    3.80      2.23      70%
Oil production in barrels                      7,790     8,160     (5%)
Gas production in mcf                         16,620    19,510    (15%)
Gross oil and gas revenue                  $ 290,343   172,948      68%
Net oil and gas revenue                    $ 195,376    92,774     111%
Partnership distributions                  $ 150,000    45,000     233%
Investor partner distributions             $ 133,500    40,050     233%
Per unit distribution to investor partners $   94.88     28.46     233%
Number of investor partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues increased to $290,343 from $172,948 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 68%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 84%, or $13.31 per barrel, resulting in an increase of approximately $108,600 in revenues. Oil sales represented 78% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 75% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 70%, or $1.57 per mcf, resulting in an increase of approximately $30,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $139,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 370 barrels or 5% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $10,800 in revenues.

    Gas production decreased approximately 2,890 mcf or 15% during the same period, resulting in a decrease of approximately $11,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $21,800.

Costs and Expenses

Total costs and expenses increased to $120,672 from $105,632 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 14%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease  operating  costs  and  production  taxes  were  18%  higher,   or
   approximately $14,800 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $800 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

3. Depletion expense increased to $13,000 for the nine months ended September 30, 2000 from $12,000 for the same period in 1999. This represents an increase of 8%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $160,500 in the nine months ended September 30, 2000 as compared to approximately $53,600 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $67 in the nine months ended September 30, 2000 as compared to $12 in the nine months ended September 30, 1999. The principle use of the 2000 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $150,000 in the nine months ended September 30, 2000 as compared to approximately $45,000 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $150,000 of which $133,500 was distributed to the investor partners and $16,500 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 2000 was
$94.88. Total distributions during the nine months ended September 30, 1999 were $45,000 of which $40,050 was distributed to the investor partners and $4,950 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 1999 was $28.46.

The  source  for  the  2000  distributions of  $150,000  was  oil  and  gas operations of approximately $160,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $45,000 were oil and gas operations of approximately $53,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,302,915 have been made to the partners. As of September 30, 2000, $1,159,970 or $824.43 per investor partner unit has been distributed to the investor partners, representing a 82% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $93,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000