Form 10-K
period 2000-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2001-03-28
CIK 871332

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

The  total  number of pages contained in this report is 39.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   8

 4.  Submission of Matters to a Vote of Security Holders                 8

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 9

 6.  Selected Financial Data                                            10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      11

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             34

                                 Part III

10.  Directors and Executive Officers of the Registrant                 35

11.  Executive Compensation                                             36

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         36

13.  Certain Relationships and Related Transactions                     37

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        38

     Signatures                                                         39

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of leasehold interests upon which drilling would be performed, and the marketing of future anticipated production from such properties. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2000          78%          22%
                    1999          77%          23%
                    1998          74%          26%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 63%, Navajo Refining Company, Inc. for 16% and Duke Energy Transport for 15%. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000, there were 92 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

In determining whether an interest in a particular leasehold was to be acquired, the Managing General Partner considered such criteria as estimated drilling costs, estimated oil and gas reserves, estimated cash flow from the sale of future production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves and the availability of markets.

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in Ward County of Texas and Lea and Eddy Counties of New Mexico. These properties consist of various interests in 9 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the additional drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2000, 1999 and 1998.

Significant Properties
The following table reflects the properties in which the Partnership has an interest:

                         Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Mobil Fee G #1        12/92 at            1         36,000         44,000
Ward County,          100%
Texas                 working
                      interest

Mobil Fee H #1        12/92 at            1         58,000        171,000
Ward County,          100%
Texas                 working
                      interest

*Ryder Scott Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $26.17 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.99 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

The  Partnership  has  reserves which are classified  as  proved  developed
producing.   All  of  the proved reserves are included in  the  engineering reports which evaluate the Partnership's present reserves.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Nations Bank, N.A. of Midland, Texas, plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 2000, 5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $181.86 per unit. As of December 31, 1999 and 1998, no limited partner units were purchased by the Managing General Partner.


Number of Limited and General Partner Interest Holders
As of December 31, 2000, there were 103 holders of limited partner units.

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

During 2000, quarterly distributions were made totaling $224,640, with $199,930 distributed to the investor partners and $24,710 to the Managing General Partners. For the year ended December 31, 2000, distributions of $142.10 per investor partner unit were made, based upon 1,407 investor partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $85,000, with $75,650 distributed to the investor partners and $9,350 to the Managing General Partners. For the year ended December 31, 1999, distributions of $53.77 per investor partner unit were made, based upon 1,407 investor partner units outstanding. During 1998, distributions were made totaling $92,200, with $82,058 distributed to the investor partners and $10,142 to the Managing General Partners. For the year ended December 31, 1998, distributions of $58.32 per investor partner unit were made, based upon 1,407 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the year ended December 31, 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with the financial statements included in Item 8:

                                       Year ended December 31,
                           ------------------------------------------------
                               2000    1999      1998      1997     1996
                               ----    ----      ----      ----     ----

Revenues              $   372,553     249,965   201,370  335,791  425,671

Net income (loss)         217,640     112,767 (331,847)   93,437  178,706

Partners' share of net
 income (loss):

  Managing General
   Partner                 25,590      14,274     6,863   19,601   28,208

  Investor partners       192,050      98,493 (338,710)   73,836  150,498

Investor partners' net
  income (loss) per unit                136.50     70.00 (240.73)     52.48
106.96

Investor partners' cash
  distributions per unit                142.10     53.77    58.32    129.99
158.14

Total assets          $   279,195     286,195   258,508  682,573  794,538

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   29.73    17.74      68%
Average price per mcf of gas               $    3.98     2.35      69%
Oil production in barrels                      9,800   10,770     (9%)
Gas production in mcf                         20,200   24,940    (19%)
Gross oil and gas revenue                  $ 371,824  249,636      49%
Net oil and gas revenue                    $ 247,853  146,852      69%
Partnership distributions                  $ 224,640   85,000     164%
Limited partner distributions              $ 199,930   75,650     164%
Per unit distribution to limited partners  $  142.10    53.77     164%
Number of limited partner units                1,407    1,407

Revenues

The Partnership's oil and gas revenues increased to $371,824 from $249,636 for the years ended December 31, 2000 and 1999, respectively, an increase of 49%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 68%, or $11.99 per barrel, resulting in an increase of approximately $117,500 in revenues. Oil sales represented 78% of total oil and gas sales during the year ended December 31, 2000 as compared to 77% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 69%, or $1.63 per mcf, resulting in an increase of approximately $32,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $150,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 970 barrels or 9% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $17,200 in revenues.

    Gas production decreased approximately 4,470 mcf or 19% during the same period, resulting in a decrease of approximately $11,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $28,300.

Costs and Expenses

Total costs and expenses increased to $154,913 from $137,198 for the years ended December 31, 2000 and 1999, respectively, an increase of 13%. The increase is the result of higher lease operating costs, partially offset by a decrease in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 21% higher, or approximately $21,200 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase in lease operating costs and production taxes is due in part to an increase in major repairs and maintenance, such as overhead and electrical repairs on two leases, and in part to the rise in production taxes directly associated
   with the rise in oil and gas prices received during the past year.   The
   rise in oil and gas prices for 2000 has allowed the Partnership to perform these repairs and maintenance in the hopes of increasing production, thereby increasing revenues.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $1,500 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

3. Depletion expense decreased to $15,000 for the year ended December 31, 2000 from $17,000 for the same period in 1999. This represents a decrease of 12%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    The major factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $3,000 as of December 31, 1999.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

2. Lease operating costs and production taxes were 10% lower, or approximately $11,900 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998.

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

C.   Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 2000, 1999 and 1998 was $217,640, $112,767 and $(331,847), respectively. Excluding the effects of depreciation, depletion and amortization and provision for impairment, net income for the years ended December 31, 2000, 1999 and 1998, would have been $232,640, $129,767 and $62,393, respectively.
Correspondingly, Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $224,640, $85,000 and $92,200, respectively.
These differences are indicative of the changes in oil and gas prices, production and property during 2000, 1999 and 1998.

The  sources  for  the  2000 distributions of $224,640  were  oil  and  gas operations of approximately $228,800 and the change in oil and gas properties of approximately $(75), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $85,000 were oil and gas operations of approximately $100,300 and the change in oil and gas properties of approximately $(20), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $92,200 were oil and gas operations of approximately $90,900 and the change in oil and gas properties of approximately $900, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2000 were $224,640 of which $199,930 was distributed to the investor partners and $24,710 to the Managing General Partners. The per unit distribution to investor partners during the same period was $142.10. Total distributions during the year ended December 31, 1999 were $85,000 of which $75,650 was distributed to the investor partners and $9,350 to the Managing General Partners. The per unit distribution to investor partners during the same period was $53.77. Total distributions during the year ended December 31, 1998 were $92,200 of which $82,058 was distributed to the investor partners and $10,142 to the Managing General Partners. The per unit distribution to investor partners during the same period was $58.32.

Since inception of the Partnership, cumulative monthly cash distributions of $1,377,555 have been made to the partners. As of December 31, 2000, $1,226,400 or $871.64 per investor partner unit, has been distributed to the investor partners, representing a 87% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

Cash flows provided by operating activities were approximately $228,800 in 2000 compared to $100,300 in 1999 and approximately $90,900 in 1998. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows (used in) provided by investing activities were approximately $(75) in 2000 compared to $(20) in 1999 and approximately $900 in 1998.

Cash flows used in financing activities were approximately $224,600 in 2000 compared to $85,100 in 1999 approximately $92,200 in 1998. The only use in the 2000 financing activities was the distributions to partners.

As of December 31, 2000, the Partnership had $67,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Developmental Drilling
 Fund 92-A
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Developmental Drilling Fund 92-A (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 92-A as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 21, 2001

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                                      2000           1999
                                                      ----           ----
  Assets

Current assets:
 Cash and cash equivalents                   $        26,865       22,743
 Receivable from Managing General Partner             41,053       37,250

---------                                    ---------
                                                 Total    current    assets
67,918                                       59,993

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,314,517    1,314,442
  Less accumulated depreciation,
                                               depletion  and  amortization
1,103,240                                    1,088,240

---------                                    ---------
                                              Net  oil  and gas  properties
211,277                                      226,202

---------                                    ---------
                                                                          $
279,195                                      286,195

=========                                    =========

  Liabilities and Partners' Equity

Partners' equity:
 Managing General Partner                    $        30,554       29,674
 Investor partners                                   248,641      256,521

---------                                    ---------
                                                Total    partners'   equity
279,195                                      286,195

---------                                    ---------
                                                                          $
279,195                                      286,195

=========                                    =========























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 2000, 1999 and 1998


                                                 2000      1999     1998
                                                 ----      ----     ----
  Revenues

Oil and gas sales                         $    371,824   249,636  200,761
Interest income from operations                    729       329      609
                                                                    -------
-------                                   -------
                                                                    372,553
249,965                                   201,370
                                                                    -------
-------                                   -------

  Expenses

Production                                     123,971   102,784  114,689
General and administrative                      15,942    17,414   24,288
Depreciation, depletion and amortization        15,000    17,000   80,000
Provision for impairment of oil and gas
 properties                                          -         -  314,240
                                                                    -------
-------                                   -------
                                                                    154,913
137,198                                   533,217
                                                                    -------
-------                                   -------
Net income (loss)                         $    217,640   112,767(331,847)
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $     25,590    14,274    6,863
                                                                    =======
=======                                   =======
 Investor partners                        $    192,050    98,493(338,710)
                                                                    =======
=======                                   =======
  Per investor partner unit               $     136.50     70.00  (240.73)
                                                                    =======
=======                                   =======

























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2000, 1999 and 1998


                                               Managing
                                               General   Investor
                                               Partner   Partners  Total
                                               --------  --------  -----

Balance at December 31, 1997              $     28,029   654,446  682,475

 Net income (loss)                               6,863 (338,710)(331,847)

 Distributions                                (10,142)  (82,058) (92,200)
                                                                     ------
---------                                 --------
Balance at December 31, 1998                    24,750   233,678  258,428

 Net income                                     14,274    98,493  112,767

 Distributions                                 (9,350)  (75,650) (85,000)
                                                                     ------
---------                                 --------
Balance at December 31, 1999                    29,674   256,521  286,195

 Net income                                     25,590   192,050  217,640

 Distributions                                (24,710) (199,930)(224,640)
                                                                     ------
---------                                 --------
Balance at December 31, 2000              $     30,554   248,641  279,195
                                                                     ======
=========                                 ========






























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999     1998
                                                 ----      ----     ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    361,584   223,480  223,677
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(133,476)                                 (123,478)(133,373)
 Interest received                                 729       329      609
                                                                    -------
-------                                   -------
   Net  cash provided by operating activities              228,837  100,331
90,913
                                                                    -------
-------                                   -------
Cash flows from investing activities:

 Addition to oil and gas properties               (75)      (20)        -
 Sale of oil and gas properties                      -         -      930
                                                                    -------
-------                                   -------
  Net cash (used in) provided by investing activities(75)   (20)      930
                                                                    -------
-------                                   -------
Cash flows from financing activities:

 Distributions to partners                   (224,640)  (85,080) (92,218)
                                                                    -------
-------                                   -------
Net increase (decrease) in cash and cash
 equivalents                                     4,122    15,231    (375)

 Beginning of period                            22,743     7,512    7,887
                                                                    -------
-------                                   -------
 End of period                            $     26,865    22,743    7,512
                                                                    =======
=======                                   =======


(continued)






















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998


                                                  2000     1999      1998
                                                  ----     ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    217,640   112,767(331,847)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                15,000    17,000
80,000
  Provision for impairment of oil and gas
                                           properties           -         -
314,240
  (Increase) decrease in receivables          (10,240)  (26,156)   22,916
  Increase (decrease) in payables                6,437   (3,280)    5,604
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    228,837   100,331   90,913
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000 and 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves thus an adjustment of $314,240 was made to the financial statement.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for over or under deliveries of gas. Under this method, the Partnership records revenues based on the payments it has received for sales from purchasers. As of December 31, 2000, 1999 and 1998, the Partnership was not over or under produced.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas assets at December 31, 2000 and 1999 was $194,608 and $190,321, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Investor Partner Units
     As of December 31, 2000, 1999 and 1998, there were 1,407 investor units outstanding held by 103, 103 and 104 partners.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $22,700, $22,400 and $20,900 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $3,700, $2,900 and $100 for the years ended December 31, 2000, 1999 and 1998, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid an administrative fee of $12,000 during 2000, 1999 and 1998 for
     reimbursement   of   indirect  general  and  administrative   overhead
     expenses.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions - continued
     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services for December 31, 2000, 1999 and 1998.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $41,100 and $37,250 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2000 and 1999, respectively.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchaser, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 63%, Navajo Refining Company, Inc. for 16% and Duke Energy Transport for 15%. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1998: Scurlock Permian Corporation for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

6.   Estimated Oil and Gas Reserves (unaudited)

     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1998                                 118,000     288,000

       Production                                   (12,000)    (27,000)
       Revisions of estimates in place              (30,000)    (93,000)
                                                     -------     -------
     December 31, 1998                                76,000     168,000

       Production                                   (11,000)    (25,000)
       Revisions of estimates in place                44,000     166,000
                                                     -------     -------
     December 31, 1999                               109,000     309,000

       Production                                   (10,000)    (20,000)
       Revisions of estimates in place                11,000    (47,000)
                                                     -------     -------
     December 31, 2000                               110,000     242,000
                                                     =======     =======

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed reserves -

     December 31, 1998                                76,000     168,000
                                                     =======     =======
     December 31, 1999                               109,000     309,000
                                                     =======     =======
     December 31, 2000                               110,000     242,000
                                                     =======     =======

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments  from  $26.80  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $26.17 per barrel in the preparation of the reserve report as of January 1, 2001.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.99 per Mcf in the preparation of the reserve report as of January 1, 2001.

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

     The Partnership has reserves which are classified as proved developed producing. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                              2000       1999       1998
                                              ----       ----       ----

     Future cash inflows                $  5,290,000  3,328,000 1,160,000
     Production and development costs      2,403,000  1,838,000   819,000
                                           ---------  --------- ---------
     Future net cash flows                 2,887,000  1,490,000   341,000
     10% annual discount for estimated
       timing of cash flows                1,309,000    603,000    98,000
                                           ---------  --------- ---------
     Standardized measure of discounted
       future net cash flows            $  1,578,000    887,000   243,000
                                           =========  ========= =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                               2000       1999      1998
                                               ----       ----      ----

     Sales of oil and gas produced,
       net of production costs          $  (248,000)  (147,000) (86,000))
      Changes in prices and production costs             866,000    374,000
(410,000)
     Changes of production rates
       (timing) and others                  (49,000)    (3,000)    38,000
     Revisions of previous
       quantities estimates                   33,000    396,000 (106,000)
     Accretion of discount                    89,000     24,000    73,000
     Discounted future net
       cash flows -
       Beginning of year                     887,000    243,000   734,000
                                           ---------   --------  --------
       End of year                      $  1,578,000    887,000   243,000
                                           =========   ========  ========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $   90,020     92,567   108,127      81,839
     Total expenses               37,602     37,618    45,451      34,242
     Net income                   52,418     54,949    62,676      47,597
     Net income per limited
      partners unit                32.77      34.52     39.25       29.95

  1999:
     Total revenues           $   40,048     55,753    77,295      76,869
     Total expenses               35,314     29,144    41,174      31,566
     Net income                    4,734     26,609    36,121      45,303
     Net income per limited
      partners unit                 2.60      16.52     22.61       28.27

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $12,000 during 2000, 1999 and 1998 as an administrative fee for reimbursement of indirect general and administrative expenses.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no investor partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's investor partner interests.

The Managing General Partner owns an 11 percent interest as a Managing General Partner. Through prior purchases, the Managing General Partner also owns 5 limited partner units, or .4% limited partner interest. The
Managing General Partner total percentage interest ownership in the Partnership is 11.3%.

No officer or director of the Managing General Partner owns Units in the Partnership. There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2000, the Managing General Partner received $12,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $22,700 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $3,700 for the period ended December 31, 2000.

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

                  27 Financial Data Schedule

                  Reports on Form 8-K

                  (b) No report on Form 8-K was filed during the quarter ended December 31, 2000.

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


                          Date:    March 30, 2001


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


Date:  March 30, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001