Form 10-Q
period 2001-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2001-05-10
CIK 871332

13 of 13
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2001           2000
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     16,428         26,865
 Receivable from Managing General Partner           60,472         41,053
                                                 ---------      ---------
  Total current assets                              76,900         67,918
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,314,517      1,314,517
  Less accumulated depreciation,
   depletion and amortization                    1,110,240      1,103,240
                                                 ---------      ---------
  Net oil and gas properties                       204,277        211,277
                                                 ---------      ---------
                                              $    281,177        279,195
                                                 =========      =========

  Liabilities and Partners' Equity

Partners' equity:
 Managing General Partner                     $     31,542         30,554
 Investor partners                                 249,635        248,641
                                                 ---------      ---------
  Total partners' equity                           281,177        279,195
                                                 ---------      ---------
                                              $    281,177        279,195
                                                 =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
  Revenues

Oil and gas                                   $        124,819     89,963
Interest                                                   176         57
                                                       -------    -------
                                                       124,995     90,020
                                                       -------    -------

  Expenses

Production                                              32,071     28,370
General and administrative                               3,942      4,232
Depreciation, depletion and amortization                 7,000      5,000
                                                       -------    -------
                                                        43,013     37,602
                                                       -------    -------
Net income                                    $         81,982     52,418
                                                       =======    =======
Net income allocated to:

 Managing General Partner                     $          9,788      6,316
                                                       =======    =======
 Investor partners                            $         72,194     46,102
                                                       =======    =======
  Per investor partner unit                   $          51.31      32.77
                                                       =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $   109,684     79,259
 Cash paid to suppliers                                (40,297)   (30,912)
 Interest income                                            176         57
                                                        -------    -------
  Net cash provided by operating activities              69,563     48,404
                                                        -------    -------
Cash flows used in financing activities:

 Distribution to investor partners                     (80,000)   (40,000)
                                                        -------    -------
Net  (decrease) increase in cash and cash equivalents              (10,437)
8,404

 Beginning of period                                     26,865     22,743
                                                        -------    -------
 End of period                                      $    16,428     31,147
                                                        =======    =======

                                                               (continued)

             Southwest Developmental Drilling Fund 92-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    81,982     52,418

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                7,000      5,000
  Increase in receivables                              (15,135)   (10,704)
  (Decrease) increase  in payables                      (4,284)      1,690
                                                        -------    -------
Net cash provided by operating activities           $    69,563     48,404
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000.

                                               Three Months
                                                   Ended         Percentage
March 31,                                        Increase
                                            2001        2000    (Decrease)
                                            ----        ----    ----------
Average price per barrel of oil           $  29.78      28.66       4%
Average price per mcf of gas              $   6.58       3.03     117%
Oil production in barrels                    2,600      2,600        -
Gas production in mcf                        7,200      5,100      41%
Gross oil and gas revenue                 $124,819     89,963      39%
Net oil and gas revenue                   $ 92,748     61,593      51%
Partnership distributions                 $ 80,000     40,000     100%
Limited partner distributions             $ 71,200     35,600     100%
Per unit distribution to limited
 partners                                 $  50.60      25.30     100%
Number of limited partner units              1,407      1,407

Revenues

The Partnership's oil and gas revenues increased to $124,819 from $89,963 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 39%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 4%, or $1.12 per barrel, resulting in an increase of approximately $2,900 in revenues. Oil sales represented 62% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 83% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 117%, or $3.55 per mcf, resulting in an increase of approximately $25,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $28,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained unchanged during the quarter ended March 31, 2001 from March 31, 2000.

    Gas production increased approximately 2,100 mcf or 41% during the same period, resulting in an increase of approximately $6,400 in revenues.

    The  total  increase  in revenues due to the change  in  production  is
    approximately  $6,400.   The  increase in  gas  production  is  due  to
    downtime in the first quarter of 2000 for one lease.

Costs and Expenses

Total costs and expenses increased to $43,013 from $37,602 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 14%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 13% higher, or approximately $3,700 more during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $300 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

3. Depletion expense increased to $7,000 for the year ended December 31, 2001 from $5,000 for the same period in 2000. This represents an increase of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods was the increase in the price of gas used to determine the Partnership's reserves and an increase in oil and gas sales for 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $69,600 in the quarter ended March 31, 2001 as compared to approximately $48,400 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were $80,000 in the quarter ended March 31, 2001 as compared to $40,000 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $80,000 of which $71,200 was distributed to the investor partners and $8,800 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 2001 was $50.60. Total distributions during the quarter ended March 31, 2000 were $40,000 of which $35,600 was distributed to the investor partners and $4,400 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 2000 was $25.30.

The source for the 2001 distributions of $80,000 was oil and gas operations of approximately $69,600, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $40,000 was oil and gas operations of approximately $48,400, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $1,457,555 have been made to the partners. As of March 31, 2001, $1,297,600 or $922.25 per investor partner unit has been distributed to the investor partners, representing a 92% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $76,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001