Form 10-Q
period 2001-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2001-08-02
CIK 871332

14 of 14
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     19,944         26,865
 Receivable from Managing General Partner           37,564         41,053
                                                 ---------      ---------
  Total current assets                              57,508         67,918
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,314,517      1,314,517
  Less accumulated depreciation,
   depletion and amortization                    1,115,240      1,103,240
                                                 ---------      ---------
  Net oil and gas properties                       199,277        211,277
                                                 ---------      ---------
                                              $    256,785        279,195
                                                 =========      =========

  Liabilities and Partners' Equity
  --------------------------------
Partners' equity:
 Managing General Partner                     $     29,409         30,554
 Investor partners                                 227,376        248,641
                                                 ---------      ---------
  Total partners' equity                           256,785        279,195
                                                 ---------      ---------
                                              $    256,785        279,195
                                                 =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $    75,451     92,439    200,270    182,403
Interest                              177        128        353        185
                                  -------    -------    -------    -------
                                   75,628     92,567    200,623    182,588
                                  -------    -------    -------    -------

  Expenses
  --------
Production                         40,664     30,291     72,735     58,661
General and administrative          4,355      4,327      8,298      8,560
Depreciation, depletion and
 amortization                       5,000      3,000     12,000      8,000
                                  -------    -------    -------    -------
                                   50,019     37,618     93,033     75,221
                                  -------    -------    -------    -------
Net income                    $    25,609     54,949    107,590    107,367
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     3,367      6,374     13,155     12,690
                                  =======    =======    =======    =======
 Investor partners            $    22,242     48,575     94,435     94,677
                                  =======    =======    =======    =======
  Per investor partner unit   $     15.81     34.52       67.12      67.29
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   209,455    170,210
 Cash paid to suppliers                                (86,729)   (66,798)
 Interest income                                            353        185
                                                        -------    -------
  Net cash provided by operating activities             123,079    103,597
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (130,000)   (90,000)
                                                        -------    -------

Net (decrease) increase in
          (6,921)           13,597

 Beginning of period                                     26,865     22,743
                                                        -------    -------
 End of period                                      $    19,944     36,340
                                                        =======    =======

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   107,590    107,367

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               12,000      8,000
  Decrease (increase) in receivables                      9,185   (12,193)
  (Decrease) increase in payables                       (5,696)        423
                                                        -------    -------
Net cash provided by operating activities           $   123,079    103,597
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management anticipates the Partnership could possibly experience a normal decline of 10% a year. There are no current plans to perform any workovers in the future.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the Partnership's capitalized cost did not exceed the present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.20     27.63       (2%)
Average price per mcf of gas             $     4.48      4.11         9%
Oil production in barrels                     2,570     2,600       (1%)
Gas production in mcf                         4,700     5,300      (11%)
Gross oil and gas revenue                $   75,451    92,439      (18%)
Net oil and gas revenue                  $   34,787    62,148      (44%)
Partnership distributions                $   50,000    50,000          -
Investor partner distributions           $   44,500    44,500          -
Per unit distribution to investor
 partners                                $    31.63     31.63          -
Number of investor partner units              1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $75,451 from $92,439 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 18%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 2%, or $.43 per barrel, resulting in a decrease of approximately $1,100 in revenues. Oil sales represented 77% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 77% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.37 per mcf, resulting in an increase of approximately $1,700 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 30 barrels or 1% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $800 in revenues.

    Gas production decreased approximately 600 mcf or 11% during the same period, resulting in a decrease of approximately $2,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $3,300.

Costs and Expenses

Total costs and expenses increased to $50,019 from $37,618 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 33%. The increase is primarily the result of higher lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 34% higher, or approximately $10,400 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase in lease operating cost is due to pulling expense on one lease and maintenance and other repairs being performed during 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $30 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

3. Depletion expense increased to $5,000 for the quarter ended June 30, 2001 from $3,000 for the same period in 2000. This represents an increase of 67%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.68     28.17       (2%)
Average price per mcf of gas             $     5.45      3.56        53%
Oil production in barrels                     4,910     5,200       (6%)
Gas production in mcf                        11,800    10,100        17%
Gross oil and gas revenue                $  200,270   182,403        10%
Net oil and gas revenue                  $  127,535   123,742         3%
Partnership distributions                $  130,000    90,000        44%
Investor partner distributions           $  115,700    80,100        44%
Per unit distribution to investor
 partners                                $    82.23     56.93        44%
Number of limited partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues increased to $200,270 from $182,403 for the six months ended June 30, 2001 and 2000, respectively, an increase of 10%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 2%, or $.49 per barrel, resulting in a decrease of approximately $2,400 in revenues. Oil sales represented 68% of the total oil and gas sales during the six months ended June 30, 2001 as compared to 80% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 53%, or $1.89 per mcf, resulting in an increase of approximately $22,300 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $19,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 290 barrels or 6% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $8,200 in revenues.

    Gas production increased approximately 1,700 mcf or 17% during the same period, resulting in an increase of approximately $6,100 in revenues.

    The net total decrease in revenues due to the change in production is approximately $2,100.

Costs and Expenses

Total costs and expenses increased to $93,033 from $75,221 for the six months ended June 30, 2001 and 2000, respectively, an increase of 24%. The increase is primarily the result higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 24% higher, or approximately $14,100 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in lease operating cost is due to pulling expense on one lease and maintenance and other repairs being performed during 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $300 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

3. Depletion expense increased to $12,000 for the six months ended June 30, 2001 from $8,000 for the same period in 2000. This represents an increase of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000 and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $123,100 in the six months ended June 30, 2001 as compared to approximately $103,600 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were $130,000 in the six months ended June 30, 2001 as compared to $90,000 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $130,000 of which $115,700 was distributed to the investor partners and $14,300 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2001 was $82.23. Total distributions during the six months ended June 30, 2000 were $90,000 of which $80,100 was distributed to the investor partners and $9,900 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2000 was $56.93.

The source for the 2001 distributions of $130,000 was oil and gas operations of approximately $123,100, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $90,000 was oil and gas operations of approximately $103,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,507,555 have been made to the partners. As of June 30, 2001, $1,342,100 or $953.87 per investor partner unit has been distributed to the investor partners, representing a 95% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $57,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Reports on Form 8-K:

       No reports on Form 8-
               K were filed during the quarter ended June 30,2001.

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

Date: August 15, 2001