Form 10-Q
period 2001-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2001-11-13
CIK 871332

Page 10 of 10
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     22,249         26,865
 Receivable from Managing General Partner           18,635         41,053
                                                 ---------      ---------
  Total current assets                              40,884         67,918
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,314,517      1,314,517
  Less accumulated depreciation,
   depletion and amortization                    1,122,240      1,103,240
                                                 ---------      ---------
  Net oil and gas properties                       192,277        211,277
                                                 ---------      ---------
                                              $    233,161        279,195
                                                 =========      =========

Liabilities and Partners' Equity
--------------------------------
Partners' equity:
 Managing General Partner                     $     27,580         30,554
 Investor partners                                 205,581        248,641
                                                 ---------      ---------
  Total partners' equity                           233,161        279,195
                                                 ---------      ---------
                                              $    233,161        279,195
                                                 =========      =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                                (unaudited)


                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   2001      2000         2001      2000
                                   ----      ----         ----      ----

Revenues
--------
Oil and gas                  $    66,022   107,940     266,293   290,343
Interest                             129       187         482       372
                                 -------   -------     -------   -------
                                  66,151   108,127     266,775   290,715
                                 -------   -------     -------   -------
Expenses
--------
Production                        28,839    36,306     101,574    94,967
General and administrative         3,937     4,145      12,235    12,705
Depreciation, depletion and
 amortization                      7,000     5,000      19,000    13,000
                                 -------   -------     -------   -------
                                  39,776    45,451     132,809   120,672
                                 -------   -------     -------   -------
Net income                   $    26,375    62,676     133,966   170,043
                                 =======   =======     =======   =======
Net income allocated to:

 Managing General Partner    $     3,671     7,444      16,826    20,135
                                 =======   =======     =======   =======
 Investor Partners           $    22,704    55,232     117,140   149,908
                                 =======   =======     =======   =======
  Per investor partner unit  $     16.14     39.25       83.25    106.54
                                 =======   =======     =======   =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                        2001        2000
                                                        ----        ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  294,132    264,076
 Cash paid to suppliers                             (119,230)  (103,943)
 Interest income                                          482        372
                                                      -------    -------
   Net cash provided by operating activities          175,384    160,505
                                                      -------    -------
Cash flows used in investing activities

 Additions to oil and gas properties                        -       (67)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (180,000)  (150,000)
                                                      -------    -------
Net (decrease) increase in cash and cash equivalents             (4,616)
10,438

 Beginning of period                                   26,865     22,743
                                                      -------    -------
 End of period                                     $   22,249     33,181
                                                      =======    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  133,966    170,043

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              19,000     13,000
 Decrease (increase) in receivables                    27,839   (26,267)
 (Decrease) increase in payables                      (5,421)      3,729
                                                      -------    -------
Net cash provided by operating activities          $  175,384    160,505
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the nine months ended September 30, 2001, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   25.43     31.34    (19%)
Average price per mcf of gas               $    2.78      4.79    (42%)
Oil production in barrels                      2,320     2,540     (9%)
Gas production in mcf                          5,000     6,260    (20%)
Gross oil and gas revenue                  $  66,022   107,940    (39%)
Net oil and gas revenue                    $  37,183    71,634    (48%)
Partnership distributions                  $  50,000    60,000    (17%)
Investor partner distributions             $  44,500    53,400    (17%)
Per unit distribution to investor partners $   31.63     37.95    (17%)
Number of investor partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $66,022 from $107,940 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 39%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 19%, or $5.91 per barrel, resulting in a decrease of approximately $13,700 in revenues. Oil sales represented 81% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 73% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 42%, or $2.01 per mcf, resulting in a decrease of approximately $10,100 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $23,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 220 barrels or 9% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $6,900 in revenues.

    Gas production decreased approximately 1,260 mcf or 20% during the same period, resulting in a decrease of approximately $6,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $12,900. The decrease in gas production is due to a lease, which is in the Delaware Sands formation, which is a multi-layer non-homogenous reservoir that results in sporadic variances in production.

Costs and Expenses

Total costs and expenses decreased to $39,776 from $45,451 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs and general and administrative expense, partially offset by an increase in depletion expense.

1. Lease operating costs and production taxes were 21% lower, or approximately $7,500 less during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The decrease in production taxes is in relation to the decrease in gross revenues received in 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $200 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

3. Depletion expense increased to $7,000 for the quarter ended September 30, 2001 from $5,000 for the same period in 2000. This represents an increase of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Results of Operations

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   26.69     29.16     (8%)
Average price per mcf of gas               $    4.59      3.80      21%
Oil production in barrels                      7,070     7,790     (9%)
Gas production in mcf                         16,900    16,620       2%
Gross oil and gas revenue                  $ 266,293   290,343     (8%)
Net oil and gas revenue                    $ 164,719   195,376    (16%)
Partnership distributions                  $ 180,000   150,000      20%
Investor partner distributions             $ 160,200   133,500      20%
Per unit distribution to investor partners $  113.86     94.88      20%
Number of investor partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $266,293 from $290,343 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 8%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 8%, or $2.47 per barrel, resulting in a decrease of approximately $17,500 in revenues. Oil sales represented 71% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 78% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 21%, or $.79 per mcf, resulting in an increase of approximately $13,400 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $4,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 720 barrels or 9% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $21,000 in revenues.

    Gas production increased approximately 280 mcf or 2% during the same period, resulting in an increase of approximately $1,100 in revenues.

    The net total decrease in revenues due to the change in production is approximately $19,900.

Costs and Expenses

Total costs and expenses increased to $132,809 from $120,672 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 10%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease   operating  costs  and  production  taxes  were  7%  higher,   or
   approximately $6,600 more during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $500 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

3. Depletion expense increased to $19,000 for the nine months ended September 30, 2001 from $13,000 for the same period in 2000. This represents an increase of 46%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $175,400 in the nine months ended September 30, 2001 as compared to approximately $160,500 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

There was no cash flows used in investing activities for the nine months ended September 30, 2001 as compared to $67 in the nine months ended September 30, 2000.

Cash flows used in financing activities were approximately $180,000 in the nine months ended September 30, 2001 as compared to approximately $150,000 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $180,000 of which $160,200 was distributed to the investor partners and $19,800 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 2001 was
$113.86. Total distributions during the nine months ended September 30, 2000 were $150,000 of which $133,500 was distributed to the investor partners and $16,500 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 2000 was $94.88.

The sources for the 2001 distributions of $180,000 were oil and gas operations of approximately $175,400, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $150,000 was oil and gas operations of approximately $160,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,557,555 have been made to the partners. As of September 30, 2001, $1,386,600 or $985.50 per investor partner unit has been distributed to the investor partners, representing a 99% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $40,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001