Form 10-K
period 2001-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2002-04-01
CIK 871332

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

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

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          5

 3.  Legal Proceedings                                                   7

 4.  Submission of Matters to a Vote of Security Holders                 7

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 8

 6.  Selected Financial Data                                             9

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      10

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             33

                                 Part III

10.  Directors and Executive Officers of the Registrant                 34

11.  Executive Compensation                                             35

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         35

13.  Certain Relationships and Related Transactions                     37

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        38

     Signatures                                                         39

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  89  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of leasehold interests upon which drilling would be performed, and the marketing of future anticipated production from such properties. The Partnership has no employees.

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

For nearly nine months, despite the fears of a global recession, crude oil prices held steady between $26 and $28 per barrel due in part to a series of OPEC and non-OPEC production cuts. Then, following what has become known simply as "9-11", crude prices plunged immediately to $22 and gradually fell to below $18 per barrel. Slower demand across the U.S. caused by the threat of recession and warmer than expected weather also led to declining prices in the latter half of 2001. However, the oil cartel and other non-member countries agreed for the fourth time since February to curb output in an effort to stabilize prices. Crude oil contracts trading on the NYMEX closed the year at approximately $20 per barrel.

Spot prices in 2001 climbed to their highest levels ever, with the yearly average price nationwide reaching $4.14/MMBtu, up 9.77% from the 2000 average of $3.77/MMBtu. Prices reached their zenith in the first quarter of 2001 before beginning a steady decline throughout the remainder of the year. The terrorist attacks of September 11 knocked the New York
Mercantile Exchange out of the market for several days and shook the spot marketplace into a maintenance mode. As companies measured the impact of the attacks on the U.S. economy, spot prices deteriorated further. In the fourth quarter, prices bottomed out for the year with the three-month average falling to $2.31/MMBtu. As for 2002, record-high storage levels and the expectation of a flat economy through the first half of the year are leading industry experts to predict prices to average $2.05/MMBtu, remaining above the $2.00 per MMBtu level for a 5th consecutive year.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2001          72%          28%
                    2000          78%          22%
                    1999          77%          23%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 93% of the Partnership's total oil and gas production during 2001: Plains Marketing LP for 58%, Duke Energy Field Services for 21% and Navajo Refining Company, Inc. for 14%. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 63%, Navajo Refining Company, Inc. for 16% and Duke Energy Transport and Trad. for 15%. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2001, there were 89 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

In determining whether an interest in a particular leasehold was to be acquired, the Managing General Partner considered such criteria as estimated drilling costs, estimated oil and gas reserves, estimated cash flow from the sale of future production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves and the availability of markets.

As of December 31, 2001, the Partnership possessed an interest in oil and gas properties located in Ward County of Texas and Lea and Eddy Counties of New Mexico. These properties consist of various interests in 9 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the additional drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2001, 2000 and 1999.

Significant Properties
The following table reflects the properties in which the Partnership has an interest:

                         Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Mobil Fee H #1        12/92 at            1         46,000        189,000
Ward County,          100%
Texas                 working
                      interest

*Ryder Scott Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.90 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $2.34 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2001.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2001 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Nations Bank, N.A. of Midland, Texas, plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 2001, no limited partner units were purchased by the Managing General Partner. In 2000, 5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $181.86 per unit. As of December 31, 1999, no limited partner units were purchased by the Managing General Partner.


Number of Limited and General Partner Interest Holders
As of December 31, 2001, there were 105 holders of limited partner units.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership, "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's drilling activities, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, including, but not limited to drilling cost overruns, as determined in the sole discretion of the Managing General Partner."

During 2001, quarterly distributions were made totaling $208,798, with $185,830 distributed to the investor partners and $22,968 to the Managing General Partners. For the year ended December 31, 2001, distributions of $132.08 per investor partner unit were made, based upon 1,407 investor partner units outstanding. During 2000, quarterly distributions were made totaling $224,640, with $199,930 distributed to the investor partners and $24,710 to the Managing General Partners. For the year ended December 31, 2000, distributions of $142.10 per investor partner unit were made, based upon 1,407 investor partner units outstanding. During 1999, distributions were made totaling $85,000, with $75,650 distributed to the investor partners and $9,350 to the Managing General Partners. For the year ended December 31, 1999, distributions of $53.77 per investor partner unit were made, based upon 1,407 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the year ended December 31, 2001, 2000, 1999, 1998 and 1997 should be read in conjunction with the financial statements included in Item 8:

                                       Year ended December 31,
                           ------------------------------------------------
                               2001    2000      1999      1998     1997
                               ----    ----      ----      ----     ----

Revenues              $   333,192     372,553   249,965  201,370  335,791

Net income (loss)         160,893     217,640   112,767(331,847)   93,437

Partners' share of net
 income (loss):

  Managing General
   Partner                 20,338      25,590    14,274    6,863   19,601

  Investor partners       140,555     192,050    98,493(338,710)   73,836

Investor partners' net
  income (loss) per unit                 99.90    136.50     70.00 (240.73)
52.48

Investor partners' cash
  distributions per unit                132.08    142.10    53.77     58.32
129.99

Total assets          $   231,369     279,195   286,195  258,508  682,573

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

Based on current conditions, management anticipates performing no workovers to enhance production. The partnership will most likely experience the historical production decline of approximately 6% per year.

Critical Accounting Policies
Full cost ceiling calculations The Partnership follows the full cost method of accounting for its oil and gas properties. The full cost method subjects companies to quarterly calculations of a "ceiling", or limitation on the amount of properties that can be capitalized on the balance sheet.
If the Partnership's capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense.

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are prepared by outside consultants.

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more
significant  revisions  will not be necessary in  the  future.   If  future
significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of DD&A.

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   25.25    29.73    (15%)
Average price per mcf of gas               $    4.08     3.98       3%
Oil production in barrels                      9,460    9,800     (3%)
Gas production in mcf                         23,000   20,200      14%
Gross oil and gas revenue                  $ 332,643  371,824    (11%)
Net oil and gas revenue                    $ 200,862  247,853    (19%)
Partnership distributions                  $ 208,798  224,640     (7%)
Limited partner distributions              $ 185,830  199,930     (7%)
Per unit distribution to limited partners  $  132.08   142.10     (7%)
Number of limited partner units                1,407    1,407

Revenues

The Partnership's oil and gas revenues decreased to $332,643 from $371,824 for the years ended December 31, 2001 and 2000, respectively, a decrease of 11%. The principal factors affecting the comparison of the years ended December 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 2001 as compared to the year ended December 31, 2000 by 15%, or $4.48 per barrel, resulting in a decrease of approximately $42,400 in revenues. Oil sales represented 72% of total oil and gas sales during the year ended December 31, 2001 as compared to 78% during the year ended December 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.10 per mcf, resulting in an increase of approximately $2,300 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $40,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 340 barrels or 3% during the year ended December 31, 2001 as compared to the year ended December 31, 2000, resulting in a decrease of approximately $10,100 in revenues.

    Gas production increased approximately 2,800 mcf or 14% during the same period, resulting in an increase of approximately $11,100 in revenues.

    The net total increase in revenues due to the change in production is approximately $1,000.

Costs and Expenses

Total costs and expenses increased to $172,299 from $154,913 for the years ended December 31, 2001 and 2000, respectively, an increase of 11%. The increase is the result of higher lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 6% higher, or approximately $7,800 more during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $600 during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

3. Depletion expense increased to $24,000 for the year ended December 31, 2001 from $15,000 for the same period in 2000. This represents an increase of 60%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    The major factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $6,000 as of December 31, 2000.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2000 and 1999

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

2. Lease operating costs and production taxes were 21% higher, or approximately $21,200 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase in lease operating costs and production taxes is due in part to an increase in major repairs and maintenance, such as overhead and electrical repairs on two leases, and in part to the rise in production taxes directly associated
   with the rise in oil and gas prices received during the past year.   The
   rise in oil and gas prices for 2000 has allowed the Partnership to perform these repairs and maintenance in the hopes of increasing production, thereby increasing revenues.

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

C.   Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2001, 2000 and 1999 was $160,893, $217,640 and $112,767, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2001, 2000 and 1999, would have been $184,893, $232,640 and
$129,767, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2001, 2000 and 1999 were $208,798, $224,640 and
$85,000, respectively. These differences are indicative of the changes in oil and gas prices, production and property during 2001, 2000 and 1999.

The  sources  for  the  2001 distributions of $208,798  were  oil  and  gas operations of approximately $197,000 and the change in oil and gas properties of approximately $1,400, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $224,640 were oil and gas operations of approximately $228,800 and the change in oil and gas properties of approximately $(75), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $85,000 were oil and gas operations of approximately $100,300 and the change in oil and gas properties of approximately $(20), resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2001 were $208,798 of which $185,830 was distributed to the investor partners and $22,968 to the Managing General Partners. The per unit distribution to investor partners during the same period was $132.08. Total distributions during the year ended December 31, 2000 were $224,640 of which $199,930 was distributed to the investor partners and $24,710 to the Managing General Partners. The per unit distribution to investor partners during the same period was $142.10. Total distributions during the year ended December 31, 1999 were $85,000 of which $75,650 was distributed to the investor partners and $9,350 to the Managing General Partners. The per unit distribution to investor partners during the same period was $53.77.

Since inception of the Partnership, cumulative monthly cash distributions of $1,586,353 have been made to the partners. As of December 31, 2001, $1,412,230 or $1,003.72 per investor partner unit, has been distributed to the investor partners, representing a 100% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

Cash flows provided by operating activities were approximately $197,000 in 2001 compared to $228,800 in 2000 and approximately $100,300 in 1999. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were approximately $1,400 in 2001 compared to $(75) in 2000 and approximately $(20) in 1999. The principal source of the 2001 cash flow from investing activities was the sale of equipment.

Cash flows used in financing activities were approximately $208,700 in 2001 compared to $224,600 in 2000 and approximately $85,100 in 1999. The only use in the 2001 financing activities was the distributions to partners.

As of December 31, 2001, the Partnership had $45,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Developmental Drilling
 Fund 92-A
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Developmental Drilling Fund 92-A (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 92-A as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 10, 2002

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2001 and 2000


                                                      2001           2000
                                                      ----           ----
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        16,508       26,865
 Receivable from Managing General Partner             28,977       41,053

---------                                    ---------
                                                 Total    current    assets
45,485                                       67,918

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,313,124    1,314,517
  Less accumulated depreciation,
                                               depletion  and  amortization
1,127,240                                    1,103,240

---------                                    ---------
                                              Net  oil  and gas  properties
185,884                                      211,277

---------                                    ---------
                                                                          $
231,369                                      279,195

=========                                    =========

  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $            79            -

---------                                    ---------

Partners' equity:
 Managing General Partner                             27,924       30,554
 Investor partners                                   203,366      248,641

---------                                    ---------
                                                Total    partners'   equity
231,290                                      279,195

---------                                    ---------
                                                                          $
231,369                                      279,195

=========                                    =========




















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 2001, 2000 and 1999


                                                 2001      2000     1999
                                                 ----      ----     ----
  Revenues
  --------

Oil and gas sales                         $    332,643   371,824  249,636
Interest income from operations                    549       729      329
                                                                    -------
-------                                   -------
                                                                    333,192
372,553                                   249,965
                                                                    -------
-------                                   -------

  Expenses
  --------

Production                                     131,781   123,971  102,784
General and administrative                      16,518    15,942   17,414
Depreciation, depletion and amortization        24,000    15,000   17,000
                                                                    -------
-------                                   -------
                                                                    172,299
154,913                                   137,198
                                                                    -------
-------                                   -------
Net income                                $    160,893   217,640  112,767
                                                                    =======
=======                                   =======
Net income allocated to:

 Managing General Partner                 $     20,338    25,590   14,274
                                                                    =======
=======                                   =======
 Investor partners                        $    140,555   192,050   98,493
                                                                    =======
=======                                   =======
  Per investor partner unit               $      99.90    136.50    70.00
                                                                    =======
=======                                   =======

























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2001, 2000 and 1999


                                               Managing
                                               General   Investor
                                               Partner   Partners  Total
                                               --------  --------  -----
Balance at December 31, 1998              $     24,750   233,678  258,428

 Net income                                     14,274    98,493  112,767

 Distributions                                 (9,350)  (75,650) (85,000)
                                                                     ------
---------                                 --------
Balance at December 31, 1999                    29,674   256,521  286,195

 Net income                                     25,590   192,050  217,640

 Distributions                                (24,710) (199,930)(224,640)
                                                                     ------
---------                                 --------
Balance at December 31, 2000                    30,554   248,641  279,195

 Net income                                     20,338   140,555  160,893

 Distributions                                (22,968) (185,830)(208,798)
                                                                     ------
---------                                 --------
Balance at December 31, 2001              $     27,924   203,366  231,290
                                                                     ======
=========                                 ========































                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2001, 2000 and 1999


                                                 2001      2000     1999
                                                 ----      ----     ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    353,274   361,584  223,480
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(156,854)                                 (133,476)(123,478)
 Interest received                                 549       729      329
                                                                    -------
-------                                   -------
   Net  cash provided by operating activities              196,969  228,837
100,331
                                                                    -------
-------                                   -------
Cash flows from investing activities:

 Addition to oil and gas properties                  -      (75)     (20)
 Sale of equipment                               1,393         -        -
                                                                    -------
-------                                   -------
  Net cash provided by (used in) investing activities1,393  (75)     (20)
                                                                    -------
-------                                   -------
Cash flows used in financing activities:

 Distributions to partners                   (208,719) (224,640) (85,080)
                                                                    -------
-------                                   -------
Net (decrease) increase in cash and cash
 equivalents                                  (10,357)     4,122   15,231

 Beginning of period                            26,865    22,743    7,512
                                                                    -------
-------                                   -------
 End of period                            $     16,508    26,865   22,743
                                                                    =======
=======                                   =======


(continued)






















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2001, 2000 and 1999


                                                  2001     2000      1999
                                                  ----     ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                $    160,893   217,640  112,767

Adjustments to reconcile net income to
 net cash provided by operating activities:

   Depreciation, depletion and amortization                24,000    15,000
17,000
  Decrease (increase) in receivables            20,631  (10,240) (26,156)
  (Decrease) increase in payables              (8,555)     6,437  (3,280)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    196,969   228,837  100,331
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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Oil and Gas Properties - continued
     Under the future gross revenue method, the Partnership computes the provision by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing (a) oil  and  gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2001, 2000 and 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnerships depletion calculation and full-cost ceiling test for oil and gas properties uses oil and gas reserves estimates, which are inherently imprecise. Actual results could differ from those estimates.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for over or under deliveries of gas. Under this method, the Partnership records revenues based on the payments it has received for sales from purchasers. As of December 31, 2001, 2000 and 1999, the Partnership was not over or under produced.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas assets at December 31, 2001 and 2000 was $173,234 and $194,608, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

     Investor Partner Units
     As of December 31, 2001, 2000 and 1999, there were 1,407 investor units outstanding held by 105, 103 and 103 partners.

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

     Recent Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

     On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

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

     As of December 31, 2001, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $23,600, $22,700 and $22,400 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $500, $3,700 and $2,900 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Southwest Royalties, Inc., the Managing General Partner, was paid an administrative fee of $12,000 during 2001, 2000 and 1999 for
     reimbursement   of   indirect  general  and  administrative   overhead
     expenses.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services for December 31, 2001, 2000 and 1999.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $29,000 and $41,100 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2001 and 2000, respectively.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchaser, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 93% of the Partnership's total oil and gas production during 2001: Plains Marketing LP for 58%, Duke Energy Field Services for 21% and Navajo Refining Company, Inc. for 14%. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 63%, Navajo Refining Company, Inc. for 16% and Duke Energy Transport and Trad. for 15%. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 1999: Scurlock Permian LLC for 59%, Duke Energy Transport and Trad. for 20% and Navajo Refining Company, Inc. for 16%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)

     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1999                                  76,000     168,000

       Production                                   (11,000)    (25,000)
       Revisions of estimates in place                44,000     166,000
                                                     -------     -------
     December 31, 1999                               109,000     309,000

       Production                                   (10,000)    (20,000)
       Revisions of estimates in place                11,000    (47,000)
                                                     -------     -------
     December 31, 2000                               110,000     242,000

       Revisions of estimates in place              (22,000)      26,000
       Production                                    (9,000)    (23,000)
                                                     -------     -------
     December 31, 2001                                79,000     245,000
                                                     =======     =======

     Proved developed reserves -

     December 31, 1999                               109,000     309,000
                                                     =======     =======
     December 31, 2000                               110,000     242,000
                                                     =======     =======
     December 31, 2001                                79,000     245,000
                                                     =======     =======

     All of the Partnership's reserves are located within the continental United States.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil and Gas Reserves (unaudited) - continued
     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.90 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $2.34 per Mcf.

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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2001, 2000 and 1999 is presented below:

                                              2001       2000       1999
                                              ----       ----       ----

     Future cash inflows                $  2,059,000  5,290,000 3,328,000
     Production and development costs      1,334,000  2,403,000 1,838,000
                                           ---------  --------- ---------
     Future net cash flows                   725,000  2,887,000 1,490,000
     10% annual discount for estimated
       timing of cash flows                  260,000  1,309,000   603,000
                                           ---------  --------- ---------
     Standardized measure of discounted
       future net cash flows            $    465,000  1,578,000   887,000
                                           =========  ========= =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                               2001       2000      1999
                                               ----       ----      ----

     Sales of oil and gas produced,
       net of production costs          $  (201,000)  (248,000) (147,000)
      Changes in prices and production costs         (1,178,000)    866,000
374,000
     Changes of production rates
       (timing) and others                   177,000   (49,000)   (3,000)
     Revisions of previous
       quantities estimates                 (69,000)     33,000   396,000
     Accretion of discount                   158,000     89,000    24,000
     Discounted future net
       cash flows -
       Beginning of year                   1,578,000    887,000   243,000
                                           ---------  ---------  --------
       End of year                      $    465,000  1,578,000   887,000
                                           =========  =========  ========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2001:
     Total revenues           $  124,995     75,628    66,151      66,418
     Total expenses               43,013     50,019    39,776      39,491
     Net income                   81,982     25,609    26,375      26,927
     Net income per limited
      partners unit                51.31      15.81     16.14       16.64

  2000:
     Total revenues           $   90,020     92,567   108,127      81,839
     Total expenses               37,602     37,618    45,451      34,242
     Net income                   52,418     54,949    62,676      47,597
     Net income per limited
      partners unit                32.77      34.52     39.25       29.95


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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      46     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              45          Secretary and Director

Bill E. Coggin                          47     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            43          Vice President, Marketing

Paul L. Morris              60          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 44, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 46, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $12,000 during 2001, 2000 and 1999 as an administrative fee for reimbursement of indirect general and administrative expenses.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no investor partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's investor partner interests.

The Managing General Partner owns an 11 percent interest as a Managing General Partner. Through prior purchases, the Managing General Partner also owns 5.0 limited partner units, or .4% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 11.3%.

No officer or director of the Managing General Partner owns Units in the Partnership. There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

                                                  Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns       .4%
 Interest            Managing General Partner     5.0 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns     .4%
 Interest            Chairman of the Board,       5.0 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns     .4%
 Interest            Secretary and Director of    5.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns     .4%
 Interest            Vice President and CFO of    5.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns     .4%
 Interest            Vice President, Marketing of 5.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns     .4%
 Interest            Director, of Southwest       5.0 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701


There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2001, the Managing General Partner received $12,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $23,600 for administrative overhead attributable to operating such properties during 2001.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $500 for the period ended December 31, 2001.

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

                  27 Financial Data Schedule

                  Reports on Form 8-K

                  (b) No report on Form 8-K was filed during the quarter ended December 31, 2001.

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


                          Date:    March 29, 2002


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


Date:  March 29, 2002


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 29, 2002