Form 10-Q
period 2002-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2002-08-14
CIK 871332

15 of 16
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.

                              Balance Sheets


                                                    June 30,    December 31,
                                                      2002          2001
                                                   ---------    ------------
                                                  (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        17,842       16,508
 Receivable from Managing General Partner             28,234       28,977

---------                                    ---------
                                                 Total    current    assets
46,076                                       45,485

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,313,124    1,313,124
  Less accumulated depreciation,
                                               depletion  and  amortization
1,134,240                                    1,127,240

---------                                    ---------
                                              Net  oil  and gas  properties
178,884                                      185,884

---------                                    ---------
                                                                          $
224,960                                      231,369

=========                                    =========

  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $            95           79

---------                                    ---------

Partners' equity:
 Managing General Partner                             27,987       27,924
 Investor partners                                   196,878      203,366

---------                                    ---------
                                                Total    partners'   equity
224,865                                      231,290

---------                                    ---------
                                                                          $
224,960                                      231,369

=========                                    =========

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $    70,916     75,451    124,415    200,270
Interest                               21        177         37        353
                                  -------    -------    -------    -------
                                   70,937     75,628    124,452    200,623
                                  -------    -------    -------    -------

  Expenses
  --------
Production                         25,879     40,664     55,450     72,735
General and administrative          4,415      4,355      8,427      8,298
Depreciation, depletion and
 amortization                       4,000      5,000      7,000     12,000
                                  -------    -------    -------    -------
                                   34,294     50,019     70,877     93,033
                                  -------    -------    -------    -------
Net income                    $    36,643     25,609     53,575    107,590
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     4,471      3,367      6,663     13,155
                                  =======    =======    =======    =======
 Investor partners            $    32,172     22,242     46,912     94,435
                                  =======    =======    =======    =======
  Per investor partner unit   $     22.87     15.81       33.34      67.12
                                  =======    =======    =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   122,677    209,455
 Cash paid to suppliers                                (61,396)   (86,729)
 Interest income                                             37        353
                                                        -------    -------
  Net cash provided by operating activities              61,318    123,079
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (59,984)  (130,000)
                                                        -------    -------

Net increase (decrease) in
            1,334     (6,921)

 Beginning of period                                     16,508     26,865
                                                        -------    -------
 End of period                                      $    17,842     19,944
                                                        =======    =======

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    53,575    107,590

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                7,000     12,000
  Decrease (increase) in receivables                    (1,738)      9,185
  (Decrease) increase in payables                         2,481    (5,696)
                                                        -------    -------
Net cash provided by operating activities           $    61,318    123,079
                                                        =======    =======

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


1.   Organization
     Southwest Developmental Drilling Fund 92-A, L.P. was organized under the laws of the state of Delaware on May 5, 1992, for the purpose of engaging primarily in the business of drilling developmental and exploratory wells, to produce and market crude oil and natural gas produced from such properties, and acquire leases, which contain drilling prospects. The activities of the Partnership should continue for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership anticipates selling its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing
     General  Partner.   Revenues,  costs and  expenses  are  allocated  as
     follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the Partnership's capitalized cost did not exceed the present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    23.91     27.20      (12%)
Average price per mcf of gas             $     3.05      4.48      (32%)
Oil production in barrels                     2,290     2,570      (11%)
Gas production in mcf                         5,300     4,700        13%
Gross oil and gas revenue                $   70,916    75,451       (6%)
Net oil and gas revenue                  $   45,037    34,787        29%
Partnership distributions                $   30,000    50,000      (40%)
Investor partner distributions           $   26,700    44,500      (40%)
Per unit distribution to investor
 partners                                $    18.98     31.63      (40%)
Number of investor partner units              1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $70,916 from $75,451 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 6%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 12%, or $3.29 per barrel, resulting in a decrease of approximately $7,500 in revenues. Oil sales represented 77% of total oil and gas sales during the quarter ended June 30, 2002 and 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 32%, or $1.43 per mcf, resulting in a decrease of approximately $7,600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $15,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 280 barrels or 11% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in a decrease of approximately $7,600 in revenues.

    Gas production increased approximately 600 mcf or 13% during the same period, resulting in an increase of approximately $2,700 in revenues.

    The net total decrease in revenues due to the change in production is approximately $4,900.

Costs and Expenses

Total costs and expenses decreased to $34,294 from $50,019 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 31%. The decrease is primarily the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expenses.

1. Lease operating costs and production taxes were 36% lower, or approximately $14,800 less during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The decrease in lease operating expense is due to maintenance and repairs being performed in 2001, and the decrease in production taxes in relation to the decrease in gross revenues received in 2002.


2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $60 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

3. Depletion expense decreased to $4,000 for the quarter ended June 30, 2002 from $5,000 for the same period in 2001. This represents a decrease of 20%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.   General  Comparison of the Six Month Periods Ended June 30,  2002  and
2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    22.02     27.68      (20%)
Average price per mcf of gas             $     2.62      5.45      (52%)
Oil production in barrels                     4,390     4,910      (11%)
Gas production in mcf                        10,600    11,800      (10%)
Gross oil and gas revenue                $  124,415   200,270      (38%)
Net oil and gas revenue                  $   68,965   127,535      (46%)
Partnership distributions                $   60,000   130,000      (54%)
Investor partner distributions           $   53,400   115,700      (54%)
Per unit distribution to investor
 partners                                $    37.95     82.23      (54%)
Number of limited partner units               1,407     1,407

Revenues

The Partnership's oil and gas revenues decreased to $124,415 from $200,270 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 38%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 20%, or $5.66 per barrel, resulting in a decrease of approximately $24,800 in revenues. Oil sales represented 78% of the total oil and gas sales during the six months ended June 30, 2002 as compared to 68% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 52%, or $2.83 per mcf, resulting in a decrease of approximately $30,000 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $54,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 520 barrels or 11% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $14,400 in revenues.

    Gas production decreased approximately 1,200 mcf or 10% during the same period, resulting in a decrease of approximately $6,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $20,900.

Costs and Expenses

Total costs and expenses decreased to $70,877 from $93,033 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 24%. The decrease is primarily the result lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 24% lower, or approximately $17,300 less during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in lease operating expense is due to maintenance and repairs being performed in 2001, and the decrease in production taxes in relation to the decrease in gross revenues received in 2002.


2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $100 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

3. Depletion expense decreased to $7,000 for the six months ended June 30, 2002 from $12,000 for the same period in 2001. This represents a decrease of 42%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $61,300 in the six months ended June 30, 2002 as compared to approximately $123,100 in the six months ended June 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were $60,000 in the six months ended June 30, 2002 as compared to $130,000 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2002 were $60,000 of which $53,400 was distributed to the investor partners and $6,600 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2002 was $37.95. Total distributions during the six months ended June 30, 2001 were $130,000 of which $115,700 was distributed to the investor partners and $14,300 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2001 was $82.23.

The source for the 2002 distributions of $60,000 was oil and gas operations of approximately $61,300, resulting in excess cash for contingencies or subsequent distributions. The source for the 2001 distributions of $130,000 was oil and gas operations of approximately $123,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,646,353 have been made to the partners. As of June 30, 2002, $1,465,630 or $1,041.67 per investor partner unit has been distributed to the investor partners, representing a 104% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $46,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002