Form 10-K
period 2002-12-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2003-03-31
CIK 871332

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

The  total  number of pages contained in this report is  41.   The  exhibit
index is found on page 39.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          5

 3.  Legal Proceedings                                                   6

 4.  Submission of Matters to a Vote of Security Holders                 6

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 7

 6.  Selected Financial Data                                             8

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       9

 8.  Financial Statements and Supplementary Data                        16

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             30

                                 Part III

10.  Directors and Executive Officers of the Registrant                 31

11.  Executive Compensation                                             33

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         33

13.  Certain Relationships and Related Transactions                     34

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        35

     Signatures                                                         36

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  82  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of leasehold interests upon which drilling would be performed, and the marketing of future anticipated production from such properties. The Partnership has no employees.

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

In 2002, fighting and threats of fighting in the Middle East and a strike in a major oil exporting country dominated the direction of crude oil prices. While OPEC agreed to keep production constant throughout the year, conflicts between the U.S. and Iraq, as well as between Israel and the Palestinians threatened supplies and caused oil prices to surge in 2002. In addition, a strike by oil workers in Venezuela, the fourth largest supplier to the U.S., took a siginifcant amount of crude oil off the market toward the end of the year. As a result, OPEC agreed in January 2003 to increase output by 1.5 million barrels per day in an effort to make up for the lost supply and stabilize prices.

In 2002, spot prices for natural gas fell by 27.5% from the unprecedented heights reached in 2001, averaging just under $3.00/MMBtu for the year. Most of the lowest prices were seen early on, with the first quarter averaging of $2.24/MMBtu. But as the year progressed, prices climbed higher, ending with a $3.99 average in December. As for 2003, industry analysts are divided on their gas price predictions, with estimates ranging anywhere from $4.00 to $6.00/MMBtu. Weather forecasts, storage inventory levels, a tighter supply and demand balance, and the unstable situation with Iraq are all factors that will have a significant impact on the direction prices will take. Overall however, analysts are maintaining a bullish perspective, expecting gas prices to remain at or above $4.00/MMBtu in 2003.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

            Oil       Gas
            ----      ----
  2002      75%       25%
  2001      72%       28%
  2000      78%       22%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 2002: Plains Marketing LP for 59%, Duke Energy Field Services LP for 19% and Navajo Refining Company, Inc. for 17%. Three purchasers accounted for 93% of the Partnership's total oil and gas production during 2001: Plains Marketing LP for 58%, Duke Energy Field Services for 21% and Navajo Refining Company, Inc. for 14%. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 63%, Navajo Refining Company, Inc. for 16% and Duke Energy Transport and Trad. for 15%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

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

Various aspects of the Partnership's oil and gas activities are regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. Moreover, certain prices at, which the Partnership may sell its future expected natural gas production, are controlled by the Natural Gas Policy Act of 1978, the Natural Gas
Wellhead Decontrol Act of 1989 and the regulations promulgated by the Federal Energy Regulatory Commission.

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

Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of oil and gas programs in the form of limited partnerships. The Partnership is subject to these guidelines, which regulate and restrict transactions between the Managing General Partner and the Partnership. The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance will have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2002, there were 82 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

In determining whether an interest in a particular leasehold was to be acquired, the Managing General Partner considered such criteria as estimated drilling costs, estimated oil and gas reserves, estimated cash flow from the sale of future production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves and the availability of markets.

As of December 31, 2002, the Partnership possessed an interest in oil and gas properties located in Ward County of Texas and Lea and Eddy Counties of New Mexico. These properties consist of various interests in 9 wells.

Due to the Partnership's objective of maintaining current operations without engaging in the additional drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2002, 2001 and 2000.

Significant Properties
The following table reflects the properties in which the Partnership has an interest:

                  Date
                Purchased    No. of    Proved Reserves*
Name      and      and       Wells      Oil       Gas
Location        Interest               (bbls)    (mcf)
-------------  -----------  --------  --------  --------
------------     ------       ---      ------    ------
Mobil  Fee  G   12/92 at       1       28,000    24,000
#1
Ward  County,     100%
Texas
                 working
                interest

Mobil  Fee  H   12/92 at       1       45,000   167,000
#1
Ward  County,     100%
Texas
                 working
                interest

*Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $29.67 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.49 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2002.

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

The  Partnership  has  reserves, which are classified as  proved  developed
producing.   All  of  the proved reserves are included in  the  engineering reports, which evaluate the Partnership's present reserves.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by Nations Bank, N.A. of Midland, Texas, plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 2002, no limited partner units were purchased by the Managing General Partner. Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing. As of December 31, 2001, no limited partner units were purchased by the Managing General Partner. In 2000, 5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $181.86 per unit.

Number of Limited and General Partner Interest Holders
As of December 31, 2002, there were 105 holders of limited partner units.

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

During 2002, quarterly distributions were made totaling $112,957, with $100,532 distributed to the investor partners and $12,425 to the Managing General Partners. For the year ended December 31, 2002, distributions of $71.45 per investor partner unit were made, based upon 1,407 investor partner units outstanding. During 2001, quarterly distributions were made totaling $208,798, with $185,830 distributed to the investor partners and $22,968 to the Managing General Partners. For the year ended December 31, 2001, distributions of $132.08 per investor partner unit were made, based upon 1,407 investor partner units outstanding. During 2000, quarterly distributions were made totaling $224,640, with $199,930 distributed to the investor partners and $24,710 to the Managing General Partners. For the year ended December 31, 2000, distributions of $142.10 per investor partner unit were made, based upon 1,407 investor partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the year ended December 31, 2002, 2001, 2000, 1999 and 1998 should be read in conjunction with the financial statements included in Item 8:

                                 Year ended December 31,
                      ---------------------------------------------
                                           ---
                        2002      2001     2000     1999      1998
                        ----      ----     ----     ----      ----

Revenues            $ 275,362   333,192  372,553  249,965   201,370

Net income (loss)     120,581   160,893  217,640  112,767   (331,847
                                                            )

Partners' share of
net
 income (loss):

Managing General
 Partner              14,804    20,338   25,590   14,274    6,863

Investor partners     105,777   140,555  192,050  98,493    (338,710
                                                            )

Investor partners'
net
 income (loss) per     75.18
unit                            99.90    136.50   70.00     (240.73)

Investor partners'
cash
 distributions per     71.45
unit                            132.08   142.10   53.77     58.32

Total assets        $ 238,993   231,369  279,195  286,195   258,508

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

The Partnership was formed to engage primarily in the business of drilling developmental and exploratory wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary acquire leases, which contain drilling prospects. Net revenues will not be reinvested in other revenue producing assets except to the extent that performance of remedial work is needed to improve a well's producing capabilities. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

Based on current conditions, management anticipates performing no workovers to enhance production. The partnership will most likely experience the historical production decline, which have approximated 7% per year.

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

Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. This change in estimate had no impact on depletion expense for the fourth quarter.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2002 and 2001

The following table provides certain information regarding performance factors for the years ended December 31, 2002 and 2001:

                              Year Ended      Percenta
                                                 ge
                             December 31,     Increase
                            2002      2001    (Decreas
                                                 e)
                            ----      ----    --------
                                                  -
Average price per      $   24.56                (3%)
barrel of oil                       25.25
Average price per mcf  $    3.05                (25%)
of gas                              4.08
Oil production in         8,410     9,460       (11%)
barrels
Gas production in mcf     22,000    23,000      (4%)
Gross oil and gas      $  273,741   332,643     (18%)
revenue
Net oil and gas        $  150,469   200,862     (25%)
revenue
Partnership            $  112,957   208,798     (46%)
distributions
Limited partner        $  100,532   185,830     (46%)
distributions
Per unit distribution  $   71.45                (46%)
to limited partners                 132.08
Number of limited         1,407     1,407
partner units

Revenues

The Partnership's oil and gas revenues decreased to $273,741 from $332,643 for the years ended December 31, 2002 and 2001, respectively, a decrease of 18%. The principal factors affecting the comparison of the years ended December 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 2002 as compared to the year ended December 31, 2001 by 3%, or $.69 per barrel, resulting in a decrease of approximately $5,800 in revenues. Oil sales represented 75% of total oil and gas sales during the year ended December 31, 2002 as compared to 72% during the year ended December 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 25%, or $1.03 per mcf, resulting in a decrease of approximately $22,700 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $28,500. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,050 barrels or 11% during the year ended December 31, 2002 as compared to the year ended December 31, 2001, resulting in a decrease of approximately $26,500 in revenues.

    Gas production decreased approximately 1,000 mcf or 4% during the same period, resulting in a decrease of approximately $4,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $30,600.

Costs and Expenses

Total costs and expenses decreased to $154,781 from $172,299 for the years ended December 31, 2002 and 2001, respectively, a decrease of 10%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase general and administrative expense.

1. Lease operating costs and production taxes were 6% lower, or approximately $8,500 less during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $1,000 during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

3. Depletion expense decreased to $14,000 for the year ended December 31, 2002 from $24,000 for the same period in 2001. This represents a decrease of 42%. Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. This change in estimate had no impact on depletion expense for the fourth quarter.

    The major factor in the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2003 as compared to 2002, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2001      2000    (Decreas
                                                   e)
                              ----      ----    --------
                                                   -
Average price per        $    25.25              (15%)
barrel of oil                         29.73
Average price per mcf    $     4.08                3%
of gas                                3.98
Oil production in           9,460     9,800       (3%)
barrels
Gas production in mcf       23,000    20,200      14%
Gross oil and gas        $  332,643   371,824    (11%)
revenue
Net oil and gas revenue  $  200,862   247,853    (19%)
Partnership              $  208,798   224,640     (7%)
distributions
Limited partner          $  185,830   199,930     (7%)
distributions
Per unit distribution    $   132.08               (7%)
to limited partners                   142.10
Number of limited           1,407     1,407
partner units

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

  1.Lease  operating  costs  and  production  taxes  were  6%  higher,   or
   approximately $7,800 more during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

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

    The major factor in the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $6,000 as of December 31, 2000.

C.   Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2002, 2001 and 2000 was $120,581, $160,893 and $217,640, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2002, 2001 and 2000, would have been $134,581, $184,893 and
$232,640, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2002, 2001 and 2000 were $112,957, $208,798 and
$224,640, respectively. These differences are indicative of the changes in oil and gas prices, production and property during 2002, 2001 and 2000.

The  sources  for  the  2002 distributions of $112,957  were  oil  and  gas operations of approximately $124,000 and the change in oil and gas properties of approximately $(10), resulting in excess cash for contingencies or subsequent distributions. The sources for the 2001 distributions of $208,798 were oil and gas operations of approximately $197,000 and the change in oil and gas properties of approximately $1,400, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $224,640 were oil and gas operations of approximately $228,800 and the change in oil and gas properties of approximately $(75), resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2002 were $112,957 of which $100,532 was distributed to the investor partners and $12,425 to the Managing General Partners. The per unit distribution to investor partners during the same period was $71.45. Total distributions during the year ended December 31, 2001 were $208,798 of which $185,830 was distributed to the investor partners and $22,968 to the Managing General Partners. The per unit distribution to investor partners during the same period was $132.08. Total distributions during the year ended December 31, 2000 were $224,640 of which $199,930 was distributed to the investor partners and $24,710 to the Managing General Partners. The per unit distribution to investor partners during the same period was $142.10.

Since inception of the Partnership, cumulative monthly cash distributions of $1,699,310 have been made to the partners. As of December 31, 2002, $1,512,762 or $1,075.17 per investor partner unit, has been distributed to the investor partners, representing a 100% return of capital and a 8% return on capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from oil and gas properties. The Partnership anticipates the primary source of cash to continue being from the oil and gas operations.

Cash flows provided by operating activities were approximately $124,000 in 2002 compared to $197,000 in 2001 and approximately $228,800 in 2000. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows (used in) provided by investing activities were approximately $(10) in 2002 compared to $1,400 in 2001 and approximately $(75) in 2000. The primary use of the 2002 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $113,000 in 2002 compared to $208,700 in 2001 and approximately $224,600 in 2000. The only use in the 2002 financing activities was the distributions to partners.

As of December 31, 2002, the Partnership had $67,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Managing General Partner anticipates that at some point in the near future, the partnership will need to be liquidated. Maintenance of properties and administrative expenses are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production will continue to increase.

As the partnerships properties have matured, the net cash flows from operations for the partnership have generally declined, except in periods of substantially increased commodity pricing. Since the partnership cannot develop their non-producing properties, the producing reserves continue to deplete causing cash flow to steadily decline.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner may be required to dispose of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

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

Item 8.  Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             17

Balance Sheets                                                          18

Statement of Operations                                                 19

Statement of Changes in Partners' Equity                                20

Statements of Cash Flows                                                21

Notes to Financial Statements                                           22

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Developmental Drilling
 Fund 92-A
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Developmental Drilling Fund 92-A (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Developmental Drilling Fund 92-A as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 14, 2003

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2002 and 2001


                                   2002      2001
                                   ----      ----
Assets
------

Current assets:
 Cash and cash equivalents    $  27,569    16,508
  Receivable  from  Managing     39,532    28,977
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          67,101    45,485
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       1,313,13  1,313,12
                                 2         4
       Less      accumulated
depreciation,
         depletion       and     1,141,24  1,127,24
amortization                     0         0
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     171,892   185,884
properties
                                 --------  --------
                                 ----      ----
                              $  238,993   231,369
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
----

Current     liability      -  $  79        79
distribution payable
                                 --------  --------
                                 ----      ----

Partners' equity:
 Managing General Partner        30,303    27,924
 Investor partners               208,611   203,366
                                 --------  --------
                                 ----      ----
   Total partners' equity        238,914   231,290
                                 --------  --------
                                 ----      ----
                              $  238,993   231,369
                                 =======   ========
                                           =












                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
           For the years ended December 31, 2002, 2001 and 2000


                                   2002      2001      2000
                                   ----      ----      ----
Revenues
------------

Oil and gas sales             $  273,741   332,643   371,824
Interest     income     from     92        549       729
operations
Miscellaneous                    1,529     -         -
                                 --------  --------  --------
                                 --        --        --
                                 275,362   333,192   372,553
                                 --------  --------  --------
                                 --        --        --

Expenses
------------

Production                       123,272   131,781   123,971
General and administrative       17,509    16,518    15,942
Depreciation, depletion  and     14,000    24,000    15,000
amortization
                                 --------  --------  --------
                                 --        --        --
                                 154,781   172,299   154,913
                                 --------  --------  --------
                                 --        --        --
Net income                    $  120,581   160,893   217,640
                                 ======    ======    ======
Net income allocated to:

 Managing General Partner     $  14,804    20,338    25,590
                                 ======    ======    ======
 Investor partners            $  105,777   140,555   192,050
                                 ======    ======    ======
  Per investor partner unit   $    75.18
                                           99.90     136.50
                                 ======    ======    ======
















                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2002, 2001 and 2000


                                 Managing
                                 General   Investor
                                 Partner   Partners   Total
                                 --------  --------   -----
Balance at December 31, 1999  $  29,674    256,521   286,195

 Net income                      25,590    192,050   217,640

 Distributions                   (24,710)  (199,930  (224,640
                                           )         )
                                 --------  --------  --------
                                 --        ---       ---
Balance at December 31, 2000     30,554    248,641   279,195

 Net income                      20,338    140,555   160,893

 Distributions                   (22,968)  (185,830  (208,798
                                           )         )
                                 --------  --------  --------
                                 --        ---       ---
Balance at December 31, 2001     27,924    203,366   231,290

 Net income                      14,804    105,777   120,581

 Distributions                   (12,425)  (100,532  (112,957
                                           )         )
                                 --------  --------  --------
                                 --        ---       ---
Balance at December 31, 2002  $  30,303    208,611   238,914
                                 ======    ======    ======























                  The accompanying notes are an integral
                   part of these financial statements.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2002, 2001 and 2000

                                   2002      2001      2000
                                   ----      ----      ----
Cash  flows  from  operating
activities:

  Cash received from oil and  $  257,856   353,274   361,584
gas sales
   Cash   paid  to  Managing
General Partner
   for  administrative  fees
and general
      and     administrative     (135,451  (156,854  (133,476
overhead                         )         )         )
 Interest received               92        549       729
 Miscellaneous settlement        1,529     -         -
                                 --------  --------  --------
                                 --        --        --
    Net  cash  provided   by     124,026   196,969   228,837
operating activities
                                 --------  --------  --------
                                 --        --        --
Cash  flows  from  investing
activities:

  Addition  to oil  and  gas     (8)       -         (75)
properties
 Sale of equipment               -         1,393     -
                                 --------  --------  --------
                                 --        --        --
    Net   cash   (used   in)
provided by
   investing activities          (8)       1,393     (75)
                                 --------  --------  --------
                                 --        --        --
Cash flows used in financing
activities:

 Distributions to partners       (112,957  (208,719  (224,640
                                 )         )         )
                                 --------  --------  --------
                                 --        --        --
Net  increase (decrease)  in
cash and cash
 equivalents                     11,061    (10,357)  4,122

Beginning of period              16,508    26,865    22,743
                                 --------  --------  --------
                                 --        --        --
End of period                 $  27,569    16,508    26,865
                                 ======    ======    ======
Reconciliation of net income
to net
  cash provided by operating
activities:

Net income                    $  120,581   160,893   217,640

Adjustments to reconcile net
income to
   net   cash  provided   by
operating activities:

 Depreciation, depletion and     14,000    24,000    15,000
amortization
   (Increase)  decrease   in     (15,885)  20,631    (10,240)
receivables
   Increase  (decrease)   in     5,330     (8,555)   6,437
payables
                                 --------  --------  --------
                                 --        --        --
Net    cash   provided    by  $  124,026   196,969   228,837
operating activities
                                 ======    ======    ======


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

                              Managing
                              General   Investor
                              Partner   Partners
                              --------  --------
Interest  income on  capital  -         100%
contributions
Oil and gas sales*            11%       89%
All other revenues*           11%       89%
Organization  and   offering  -         100%
costs (1)
Syndication costs             -         100%
Amortization of organization  -         100%
costs
Lease acquisition costs       1%        99%
Gain/loss    on     property  11%       89%
disposition*
Operating and administrative  11%       89%
costs*(2)
Depreciation, depletion  and
amortization
 of oil and gas properties    -         100%
Intangible   drilling    and  -         100%
development costs
All other costs*              11%       89%

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

     Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. This change in estimate had no impact on depletion expense for the fourth quarter.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Oil and Gas Properties - continued
     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units of revenue method for the years ended December 31, 2001, 2000 and for the nine months ended September 30, 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2002, 2001 and 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Environmental Costs
     The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Costs, which improve a property as compared with the condition of the property when originally constructed or acquired and costs, which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     Revenue Recognition
     We recognize oil and gas sales when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or transport vehicle.

     Gas Balancing
     The Partnership utilizes the sales method of accounting for over or under deliveries of gas. Under this method, the Partnership records revenues based on the payments it has received for sales from purchasers. As of December 31, 2002, 2001 and 2000, the Partnership was not over or under produced.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas assets at December 31, 2002 and 2001 was $161,628 and $173,234, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

     Investor Partner Units
     As of December 31, 2002, 2001 and 2000, there were 1,407 investor units outstanding held by 105, 105 and 103 partners.

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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

     Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner would also consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

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

     Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing.

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

     As of December 31, 2002, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry.

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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $23,700, $23,600 and $22,700 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $0, $500 and $3,700 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts for oilfield services performed for the partnership by affiliates of the Managing General Partner have been deducted from gross oil and gas revenues in the determination of net profit interest

     Southwest Royalties, Inc., the Managing General Partner, was paid an administrative fee of $12,000 during 2002, 2001 and 2000 for reimbursement of indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.


     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $39,500 and $29,000 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2002 and 2001, respectively.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchaser, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 95% of the Partnership's total oil and gas production during 2002: Plains Marketing LP for 59%, Duke Energy Field Services LP for19% and Navajo Refining Company, Inc. for 17%. Three purchasers accounted for 93% of the Partnership's total oil and gas production during 2001: Plains Marketing LP for 58%, Duke Energy Field Services for 21% and Navajo Refining Company, Inc. for 14%. Three purchasers accounted for 94% of the Partnership's total oil and gas production during 2000: Plains Marketing LP for 63%, Navajo Refining Company, Inc. for 16% and Duke Energy Transport and Trad. for 15%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event this purchaser were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's total oil and gas production.

7.   Estimated Oil and Gas Reserves (unaudited)

     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                 --        -
Proved     developed     and
undeveloped reserves -

January 1, 2000               109,000   309,000

 Production                   (10,000)  (20,000)
  Revisions of estimates  in  11,000    (47,000)
place
                              --------  --------
                              --        --
December 31, 2000             110,000   242,000

  Revisions of estimates  in  (22,000)  26,000
place
 Production                   (9,000)   (23,000)
                              --------  --------
                              --        --
December 31, 2001             79,000    245,000

 Production                   17,000    13,000
  Revisions of estimates  in  (8,000)   (22,000)
place
                              --------  --------
                              --        --
December 31, 2002             88,000    236,000
                              ======    ======

Proved developed reserves -

December 31, 2000             110,000   242,000
                              ======    ======
December 31, 2001             79,000    245,000
                              ======    ======
December 31, 2002             88,000    236,000
                              ======    ======

     All of the Partnership's reserves are located within the continental United States.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil and Gas Reserves (unaudited) - continued
     *Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $29.67 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.49 per Mcf.

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

     The Partnership has reserves, which are classified as proved developed producing. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2002, 2001 and 2000 is presented below:

                                   2002      2001      2000
                                   ----      ----      ----

Future cash inflows           $  3,682,00  2,059,00  5,290,00
                                 0         0         0
Production  and  development     1,945,00  1,334,00  2,403,00
costs                            0         0         0
                                 --------  --------  --------
                                 ----      ----      ----
Future net cash flows            1,737,00  725,000   2,887,00
                                 0                   0
10%   annual  discount   for
estimated
 timing of cash flows            680,000   260,000   1,309,00
                                                     0
                                 --------  --------  --------
                                 ----      ----      ----
Standardized   measure    of
discounted
 future net cash flows        $  1,057,00  465,000   1,578,00
                                 0                   0
                                 =======   =======   =======

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                   2002      2001      2000
                                   ----      ----      ----

Sales   of   oil   and   gas
produced,
 net of production costs      $  (150,000  (201,000  (248,000
                                 )         )         )
Changes   in   prices    and     549,000   (1,178,0  866,000
production costs                           00)
Changes of production rates
 (timing) and others             (12,000)  177,000   (49,000)
Revisions of previous
 quantities estimates            159,000   (69,000)  33,000
Accretion of discount            46,000    158,000   89,000
Discounted future net
 cash flows -
Beginning of year                465,000   1,578,00  887,000
                                           0
                                 --------  --------  --------
                                 ----      ----      ----
End of year                   $  1,057,00  465,000   1,578,00
                                 0                   0
                                 =======   =======   =======

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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.  Selected Quarterly Financial Results - (unaudited)

                                           Quarter
                            --------------------------------------
                                           --------
                             First     Second    Third     Fourth
                             ------   -------    ------    ------
2002:
 Total revenues          $  53,515    70,937    76,111    74,799
 Total expenses             36,583    34,294    40,738    43,166
 Net income                 16,932    36,643    35,373    31,633
 Net income per limited
  partners unit               10.48
                                      22.87     22.14     19.69

2001:
 Total revenues          $  124,995   75,628    66,151    66,418
 Total expenses             43,013    50,019    39,776    39,491
 Net income                 81,982    25,609    26,375    26,927
 Net income per limited
  partners unit               51.31
                                      15.81     16.14     16.64


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

         Name               Age               Position
H. H. Wommack, III          47      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         40      Director
William P. Nicoletti(2)     57      Director
Joseph J. Radecki,  Jr.     44      Director
(2)
Richard D. Rinehart(1)      67      Director
John M. White(2)            46      Director
Herbert  C. Williamson,     54      Director
III(1)
Bill E. Coggin              48      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            44      Vice President, Marketing

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director since Southwest's founding in 1983. Since 1997 Mr. Wommack has served as President, Chief Executive Officer and Chairman of SRH, Southwest's former parent and current holder of 10% of its voting share capital. Since 1997 Mr. Wommack has served as chairman of the board of directors of Midland Red Oak Realty, Inc. From 1997 until December 2000, Mr. Wommack served as chairman of the board of directors of Basic Energy Services, Inc. and since December 2000 has continued to serve on Basic's board of directors. Prior to Southwest's formation, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in oil and gas leases and the drilling of wells. Mr. Wommack graduated from the University of North Carolina at Chapel Hill and received his law degree from the University of Texas.

James N. Chapman has served as a director since April 19, 2002. Mr. Chapman has been involved in the investment banking industry for 18 years, presently acting as a capital markets and strategic planning consultant with private and public companies across a range of industries, including metals, mining, manufacturing, aerospace, airline, service and healthcare. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc., a multi-billion private corporation in New York, for which Mr. Chapman developed and implemented financing and merger and acquisitions strategies for Renco's diverse portfolio of companies. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group, a capital markets advisory firm that he joined upon its inception in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company for six years, most recently in the BT Securities Capital Markets area. Mr. Chapman received an MBA degree with distinction from the Amos Tuck School at Dartmouth College and was elected an Edward Tuck Scholar. He received his BA degree with distinction magna cum laude, at Dartmouth College, was elected to Phi Beta Kappa and was a Rufus Choate Scholar.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm. He was formerly a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc., Paine Webber, Incorporated and McDonald Investments Inc. Mr. Nicoletti is Chairman of the board of directors of Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. He is a director of Mark WestEnergy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids. Mr. Nicoletti is also a Director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. from 1990 to 1998. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radeki currently serves as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, and RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He has previously served as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

Richard D. Rinehart has served as a director since April 19, 2002. Mr. Rinehart is a founding principal of PetroCap, Inc. and president of Kestrel Resources, Inc. PetroCap, Inc. provides investment and merchant banking services to a variety of clients active in the oil and gas industry. Kestrel Resources, Inc. is a privately owned oil and gas operating company. He served as Director of Coopers & Lybrand's Energy Systems and Services Division prior to the founding of Kestrel Resources, Inc. in 1992. Prior to joining Coopers & Lybrand, he was chief executive officer/founder of Dawn Information Resources, Inc., formed in 1986 and acquired by Coopers & Lybrand in early 1991. Mr. Rinehart served as CEO of Terrapet Energy Corporation during the period 1982 through 1986. Prior to the formation of Terrapet in 1982, he was employed as President of the Terrapet Division of E.I. DuPont de Nemours and Company. Before its acquisition by DuPont, he served as CEO and President of Terrapet Corp., a privately owned E & P company. Before the formation of Terrapet Corp. in 1972, he was manager of supplementary recovery methods and senior evaluation engineer with H. J. Gruy and Associates, Inc., Dallas, Texas.

John M. White has served as a director since April 19, 2002. Mr. White is currently an oil and gas analyst with BMO Nesbitt Burns, responsible for Fixed Income research on oil, gas and energy companies. Prior to joining BMO Nesbitt Burns in 1998, Mr. White was responsible for Fixed Income research on the oil and gas industry at John S. Herold, Inc., an independent oil and gas research and consulting firm. Mr. White's experience also includes managing a portfolio of oil and gas loans for The Bank of Nova Scotia, which included independent exploration and production companies, oil service companies, gas pipelines, gas processors and refiners. Prior to entering banking, Mr. White was with BP Exploration, where he worked primarily in exploration and production.

Herbert C. Williamson, III has served as a director since April 19, 2002. At present, Mr. Williamson is self-employed as a consultant. From March 2001 to March 2002 Mr. Williamson served as an investment banker with Petrie Parkman & Co. From April 1999 to March 2001 Mr. Williamson served as chief financial officer and from August 1999 to March 2001 as a director of Merlon Petroleum Company, a private oil and gas company involved in exploration and production in Egypt. Mr. Williamson served as executive vice president, chief financial officer and director of Seven Seas Petroleum, Inc., a publicly traded oil and gas exploration company, from March 1998 to April 1999. From 1995 through April 1998, he served as director in the Investment Banking Department of Credit Suisse First Boston. Mr. Williamson served as vice chairman and executive vice president of Parker and Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

Bill E. Coggin has served as Vice President and Chief Financial Officer since joining the Managing General Partner in 1985. Previously, Mr. Coggin was Controller for Rod Ric Corporation, an oil and gas drilling company, and for C.F. Lawrence & Associates, a large independent oil and gas operator. Mr. Coggin received a B.S. in Education and a B.A. in Accounting from Angelo State University.

J. Steven Person has served as Vice President, Marketing since joining the Managing General Partner in 1989. Mr. Person began in the investment industry with Dean Witter in 1983. Prior to joining the Managing General Partner, Mr. Person was a senior wholesaler with Capital Realty, Inc. While at Capital Realty, he was involved in the syndication of mortgage based securities through the major brokerage houses. Mr. Person received a B.B.A. degree from Baylor University and an M.B.A. from Houston Baptist University.

Key Employees

Jon P. Tate, age 45, has served as Vice President, Land and Assistant Secretary of the Managing General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 47, has served as Vice President, Operations of the Managing General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $12,000 during 2002, 2001 and 2000 as an administrative fee for reimbursement of indirect general and administrative expenses.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no investor partners other than as listed below, who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's investor partner interests.

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
  --------------          --------------           ------       -----
Limited Partnership    John   H.   Beckerle,     90 limited      5.7%
Units                  Estate Trust              partnershi
                       2653 South Kihei Road      p units
                       Unit 211
                       Kihei Maui, HI 96753




The Managing General Partner owns an eleven percent interest as a Managing General Partner. Through prior purchases, the Managing General Partner also owns 5.0 limited partner units, or .32% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 11.3%.

No officer or director of the Managing General Partner owns Units in the Partnership. There are no arrangements known to the Managing General Partner, which may at a subsequent date result in a change of control of the Partnership. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all limited partner units beneficially owned. We are presenting ownership information as of March 1, 2003.

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
  --------------          --------------           ------       -----
Limited Partnership    Southwest  Royalties,     Directly        .32%
Interest               Inc.                      Owns
                       Managing      General     5.0 Units
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly      .32%
Interest                                         Owns
                       Chairman    of    the     5.0 Units
                       Board,
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701


There are no arrangements known to the Managing General Partner, which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2002, the Managing General Partner received $12,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $23,700 for administrative overhead attributable to operating such properties during 2002.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. There were no such services for the period ended December 31, 2002.

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

                  99.1 Certification pursuant to 18 U.S.C. Section 1350
99.2 Certification pursuant to 18 U.S.C. Section 1350

          (b)     Reports on Form 8-K

                                 No report on Form 8-K was filed during the
                  quarter ended December 31, 2002.

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


                          Southwest Developmental Drilling Fund 92-A, L.P., a Delaware limited partnership


                                        By:    Southwest  Royalties,  Inc.,
                                 Managing
                                 General Partner


                          By:      /s/ H. H. Wommack, III
                                   ----------------------------------------
-------
                                                  H.   H.   Wommack,   III,
                                 President


                          Date:    March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

By:/s/ H. H. Wommack, III                    By:    /s/   James    N.
                                             Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
H.    H.   Wommack,    III,                  James     N.    Chapman,
Chairman of the Board,                       Director
President,   Director   and
Chief Executive Officer

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   William    P.                  By:    /s/   Joseph   J.
Nicoletti                                    Radecki, Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   Richard    D.                  By:  /s/ John M. White
Rinehart
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  John M. White, Director
Director

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   Herbert    C.
Williamson, III
---------------------------
--------------------
Herbert C. Williamson, III,
Director

Date:     March 28, 2003

                         CERTIFICATIONS

          I, H.H. Wommack, III, certify that:

          1. I have reviewed this annual report on Form 10-K of Southwest Developmental Drilling Fund 92-A, L.P.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Developmental Drilling Fund 92-A, L.P.

                         CERTIFICATIONS

          I, Bill E. Coggin, certify that:

          1. I have reviewed this annual report on Form 10-K of Southwest Developmental Drilling Fund 92-A, L.P.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Developmental Drilling Fund 92-A, L.P.

                          Exhibit Index


Item No.     Description                                           Page No.

             Exhibit 99.1 Certification pursuant to 18 U.S.C.       40
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

             Exhibit 99.2 Certification pursuant to 18 U.S.C.       41
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


       In connection with the Annual Report of Southwest Developmental Drilling Fund 92-A, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  March 28, 2003




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Developmental Drilling Fund 92-A, L.P.

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


  In connection with the Annual Report of Southwest Developmental Drilling Fund 92-A, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  March 28, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Developmental Drilling Fund 92-A, L.P.