Form 10-Q
period 2003-06-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2003-11-13
CIK 871332

21 of 25
                                FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-21132

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

                            Yes      No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes        No   X

        The total number of pages contained in this report is 25.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3) to the Partnership's financial statements.

Introductory Note - Depletion Method
During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Notes 4 and 5 to the Partnership's financial statements.

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended June 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended June 30, 2002.

             Southwest Developmental Drilling Fund 92-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2003      2002
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  39,580    27,569
  Receivable  from  Managing     46,825    39,532
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          86,405    67,101
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       1,325,69  1,313,13
                                 8         2
       Less      accumulated
depreciation,
         depletion       and     1,140,88  1,144,24
amortization                     4         0
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     184,814   168,892
properties
                                 --------  --------
                                 ----      ----
                              $  271,219   235,993
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
---------

Current     liability      -  $  -         79
distribution payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      27,645    -
                                 --------  --------
                                 ----      ----
Partners' equity:
 Managing General Partner        32,026    30,303
 Investor partners               211,548   205,611
                                 --------  --------
                                 ----      ----
   Total partners' equity        243,574   235,914
                                 --------  --------
                                 ----      ----
                              $  271,219   235,993
                                 =======   =======

             Southwest Developmental Drilling Fund 92-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                    -----     -----     -----     -----
Revenues
-------------
Oil and gas                     $  88,470    70,916    190,539   124,415
Interest                           -         21        -         37
                                   --------  --------  --------  --------
                                   -         -         --        --
                                   88,470    70,937    190,539   124,452
                                   --------  --------  --------  --------
                                   -         -         --        --
Expenses
------------
Production                         37,121    25,879    66,432    55,450
General and administrative         10,470    4,415     14,640    8,427
Depreciation,  depletion   and     4,000     4,000     8,000     8,000
amortization
Accretion  of asset retirement     532       -         1,063     -
obligation
                                   --------  --------  --------  --------
                                   -         -         --        --
                                   52,123    34,294    90,135    71,877
                                   --------  --------  --------  --------
                                   -         -         --        --
Net  income  before cumulative     36,347    36,643    100,404   52,575
effects

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         (2,744)   -
See Note 3
Cumulative effect of change in
accounting principle
  - change in depletion method     -         -         -         (3,000)
- See Note 4
                                   --------  --------  --------  --------
                                   -         -         --        --
Net income                      $  36,347    36,643    97,660    49,575
                                   =====     =====     ======    ======
Net income allocated to:

 Managing General Partner       $  4,438     4,471     11,623    6,663
                                   =====     =====     ======    ======
 Investor partners              $  31,909    32,172    86,037    42,912
                                   =====     =====     ======    ======
   Per  investor partner  unit  $    22.68
before cumulative effect                     22.87     62.89     32.63
    Cumulative   effects   per     -         -          (1.74)
investor partner unit                                            (2.13)
                                   --------  --------  --------  --------
                                   -         -         --        --
  Per investor partner unit     $    22.68
                                             22.87     61.15     30.50
                                   =====     ======    ======    ======
Pro   forma  amounts  assuming
changes are applied
 retroactively (See Note 3):
  Net income before cumulative  $  -         36,154    -         51,597
effect
                                   =====     ======    ======    ======
   Per  investor partner  unit  $  -                   -
(1,407.0)                                    22.84               32.44
                                   =====     ======    ======    ======
 Net income                     $  -         36,154    -         48,597
                                   =====     ======    ======    ======
   Per  investor partner  unit  $  -                   -
(1,407.0)                                    22.84               30.30
                                   =====     ======    ======    ======

             Southwest Developmental Drilling Fund 92-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                            Six Months Ended
                                                June 30,
                                             2003      2002
                                                     (Restate
                                                        d)
                                            -----     -----
Cash flows from operating activities:

 Cash received from oil and gas sales   $  174,979   122,677
 Cash paid to suppliers                    (72,805)  (61,396)
 Interest income                           -         37
                                           --------  --------
                                           --        --
    Net  cash  provided  by  operating     102,174   61,318
activities
                                           --------  --------
                                           --        --
Cash    flows   used   in    investing
activities:

 Additions to oil and gas properties       (84)      -
                                           --------  --------
                                           --        --
Cash    flows   used   in    financing
activities:

 Distributions to partners                 (90,079)  (59,984)
                                           --------  --------
                                           --        --
Net   increase   in  cash   and   cash     12,011    1,334
equivalents

 Beginning of period                       27,569    16,508
                                           --------  --------
                                           --        --
 End of period                          $  39,580    17,842
                                           ======    ======
Reconciliation of net income to net
    cash    provided   by    operating
activities:

Net income                              $  97,660    49,575

Adjustments to reconcile net income to
   net   cash  provided  by  operating
activities:

     Depreciation,    depletion    and     8,000     8,000
amortization
   Accretion   of   asset   retirement     1,063     -
obligation
   Cumulative  effect  of  change   in
accounting
  principle - SFAS No. 143                 2,744     -
   Cumulative  effect  of  change   in
accounting
   principle  -  change  in  depletion     -         3,000
method
 Increase in receivables                   (15,560)  (1,738)
 Increase in payables                      8,267     2,481
                                           --------  --------
                                           --        --
Net   cash   provided   by   operating  $  102,174   61,318
activities
                                           ======    ======
Noncash    investing   and   financing
activities:

  Increase in oil and gas properties -
Adoption
  of  SFAS No. 143                      $  23,838    -
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

                              Managing
                              General   General
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2003, and for the three and six months ended June 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $23,838, a long term liability of approximately $26,582 and a loss of approximately $2,744 for the
     cumulative  effect  on  depreciation  of  the  additional  costs   and
     accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $27,645, and the increase in the balance from January 1, 2003 of $1,063 is due to accretion expense. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $3,000 effective as of January 1, 2002. The Partnership's depletion for the three and six months ended June 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect due to the change in depletion method on the quarter ended June 30, 2002. The effect of the change on the six months ended June 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $1,000 ($.71 per limited partner unit) and net income by $4,000 ($2.84 per limited partner unit).

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   June 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $3,000 from $171,892 to $168,892 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and six months ended June 30, 2002.

                           Three Months Ended      Six Months Ended
                                  (1)
                                    Previousl               Previousl
                                        y                       y
                                     Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization                      $ 4,000       8,000     7,000
  Income before                     36,643        52,575    53,575
  cumulative effect
Cumulative effect of
  change in
  accounting principle              -             (3,000)   -
  Net income                        36,643        49,575    53,575
  Net income allocated
  to:
  Managing General                  4,471         6,663     6,663
  Partner
  Investor partners                 32,172        42,912    46,912
   Income per investor
  partner
     unit before
  cumulative effect                 22.87         32.63     33.34
   Cumulative effect
  per investor
     partner unit                        -                       -
                                                  (2.13)
   Net income per
  investor
     partner unit
                                    22.87         30.50     33.34

(1) There was no effect due to the change in depletion method on the quarter ended June 30, 2002.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

While estimating the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value may not be indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended June 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    28.53             19%
oil                                        23.91
Average price per mcf of gas  $     4.08             34%
                                           3.05
Oil production in barrels        2,400     2,290     5%
Gas production in mcf            4,900     5,300     (8%)
Gross oil and gas revenue     $  88,470    70,916    25%
Net oil and gas revenue       $  51,349    45,037    14%
Partnership distributions     $  50,000    30,000    67%
Investor             partner  $  44,500    26,700    67%
distributions
Per  unit  distribution   to
investor
 partners                     $    31.63             67%
                                           18.98
Number  of investor  partner     1,407     1,407
units

Revenues

The Partnership's oil and gas revenues increased to $88,470 from $70,916 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 25%. The principal factors affecting the comparison of the quarters ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 by 19%, or $4.62 per barrel, resulting in an increase of approximately $11,100 in revenues. Oil sales represented 77% of total oil and gas sales during the quarter ended June 30, 2003 and 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 34%, or $1.03 per mcf, resulting in an increase of approximately $5,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $16,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 110 barrels or 5% during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, resulting in an increase of approximately $2,600 in revenues.

    Gas production decreased approximately 400 mcf or 8% during the same period, resulting in a decrease of approximately $1,200 in revenues.

    The net total increase in revenues due to the change in production is approximately $1,400.

Costs and Expenses

Total costs and expenses increased to $52,123 from $34,294 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 52%. The increase is primarily the result of higher lease operating costs, accretion expense and general and administrative expenses.

1. Lease operating costs and production taxes were 43% higher, or approximately $11,200 more during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in lease operating expense and production taxes is due to one lease having repairs and maintenance performed during 2003, and the increase in production taxes due to an increase in gross revenues received during the quarter ended June 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 137% or approximately $6,100 during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense remained unchanged for the quarter ended June 30, 2003 compared to the same period in 2002. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-
    production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect due to the change in depletion method on the quarter ended June 30, 2002.

B.   General  Comparison of the Six Month Periods Ended June 30,  2003  and
2002

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2003 and 2002:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    30.46             38%
oil                                        22.02
Average price per mcf of gas  $     5.11             95%
                                           2.62
Oil production in barrels        4,360     4,390     (1%)
Gas production in mcf            11,300    10,600    7%
Gross oil and gas revenue     $  190,539   124,415   53%
Net oil and gas revenue       $  124,107   68,965    80%
Partnership distributions     $  90,000    60,000    50%
Investor             partner  $  80,100    53,400    50%
distributions
Per  unit  distribution   to
investor
 partners                     $    56.93             50%
                                           37.95
Number  of  limited  partner     1,407     1,407
units

Revenues

The Partnership's oil and gas revenues increased to $190,539 from $124,415 for the six months ended June 30, 2003 and 2002, respectively, an increase of 53%. The principal factors affecting the comparison of the six months ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by 38%, or $8.44 per barrel, resulting in an increase of approximately $36,800 in revenues. Oil sales represented 70% of the total oil and gas sales during the six months ended June 30, 2003 as compared to 78% during the six months ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 95%, or $2.49 per mcf, resulting in an increase of approximately $28,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $64,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 30 barrels or 1% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, resulting in a decrease of approximately $700 in revenues.

    Gas production increased approximately 700 mcf or 7% during the same period, resulting in an increase of approximately $1,800 in revenues.

    The net total increase in revenues due to the change in production is approximately $1,100.

Costs and Expenses

Total costs and expenses increased to $90,135 from $71,877 for the six months ended June 30, 2003 and 2002, respectively, an increase of 25%. The increase is primarily the result higher lease operating costs, accretion expense and general and administrative expense.

1. Lease operating costs and production taxes were 20% higher, or approximately $11,000 more during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in lease operating expense and production taxes is due to two leases having repairs and maintenance performed during 2003, and the increase in production taxes due to an increase in gross revenues received during the six months ended June 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 74% or approximately $6,200 during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense remained unchanged for the six months ended June 30, 2003 compared to the same period in 2002. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-
    production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the six months ended June 30, 2002 by $1,000 and decrease net income for the six months ended June 30, 2002 by $4,000.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $23,838, a long term liability of approximately $26,582 and a loss of approximately $2,744 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $27,645, and the increase in the balance from January 1, 2003 of $1,063 is due to accretion expense. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $102,200 in the six months ended June 30, 2003 as compared to approximately $61,300 in the six months ended June 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $80 in the six months ended June 30, 2003. The principle use of the 2003 cash flow from investing activities was the additions to oil and gas property.

Cash flows used in financing activities were approximately $90,100 in the six months ended June 30, 2003 as compared to $60,000 in the six months ended June 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2003 were $90,000 of which $80,100 was distributed to the investor partners and $9,900 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2003 was $56.93. Total distributions during the six months ended June 30, 2002 were $60,000 of which $53,400 was distributed to the investor partners and $6,600 to the Managing General Partner. The per unit distribution to investor partners during the six months ended June 30, 2002 was $37.95.

The source for the 2003 distributions of $90,000 was oil and gas operations of approximately $102,200, and the change in oil and gas properties of approximately $(80), resulting in excess cash for contingencies or subsequent distributions. The source for the 2002 distributions of $60,000 was oil and gas operations of approximately $61,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,789,310 have been made to the partners. As of June 30, 2003, $1,592,862 or $1,132.10 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 13% return on capital contributed.

As of June 30, 2003, the Partnership had approximately $86,400 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Partnership's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
               32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification of Chief Financial Officer Pursuant to
 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002


        (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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

                                 SOUTHWEST DEVELOPMENTAL
                                 DRILLING FUND 92-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       ------------------------------------
---
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer

Date: November 12, 2003

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Developmental Drilling Fund 92-A, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  November 12, 2003           /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 92-
A, L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Developmental Drilling Fund 92-A, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  November 12, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 92-
A, L.P.

             CERTIFICATION PURSUANT TO             Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Developmental Drilling Fund 92-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

                  CERTIFICATION PURSUANT TO        Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Developmental Drilling Fund 92-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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