Form 10-Q
period 2003-09-30
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2003-11-14
CIK 871332

9 of 25
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended September 30, 2002.

             Southwest Developmental Drilling Fund 92-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  47,357    27,569
  Receivable  from  Managing     18,922    39,532
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          66,279    67,101
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       1,326,15  1,313,13
                                 7         2
       Less      accumulated
depreciation,
         depletion       and     1,143,88  1,144,24
amortization                     4         0
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     182,273   168,892
properties
                                 --------  --------
                                 ----      ----
                              $  248,552   235,993
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
---------

Current     liability      -  $  -         79
distribution payable
                                 --------  --------
                                 ----      ----
Other long term liabilities      28,177    -
                                 --------  --------
                                 ----      ----
Partners' equity:
 Managing General Partner        29,804    30,303
 Investor partners               190,571   205,611
                                 --------  --------
                                 ----      ----
   Total partners' equity        220,375   235,914
                                 --------  --------
                                 ----      ----
                              $  248,552   235,993
                                 =======   =======

             Southwest Developmental Drilling Fund 92-A, L.P.
                         Statements of Operations
                                (unaudited)

                                       Three Months    Nine Months Ended
                                          Ended
                                      September 30,      September 30,
                                      2003      2002     2003     2002
                                      ----      ----     ----     ----
Revenues
-------------
Oil and Gas                      $  75,271    74,552   265,810   198,967
Interest                            -         30       -         67
Miscellaneous settlement            -         1,529    -         1,529
                                    --------  -------  -------   -------
                                    --        ---      ---       ---
                                    75,271    76,111   265,810   200,563
                                    --------  -------  -------   -------
                                    --        ---      ---       ---

Expenses
-------------
Production                          43,847    32,673   110,279   88,123
General and administrative          6,091     5,065    20,731    13,492
Depreciation, depletion and         3,000     3,000    11,000    11,000
amortization
Accretion of asset retirement       530       -        1,595     -
obligation
                                    --------  -------  -------   -------
                                    --        ---      ---       ---
                                    53,468    40,738   143,605   112,615
                                    --------  -------  -------   -------
                                    --        ---      ---       ---
Net income before cumulative        21,803    35,373   122,205   87,948
effects

Cumulative effect of change in
accounting
 principle - SFAS No. 143 - See     -         -        (2,744)   -
Note 3
Cumulative effect of change in
accounting principle
 - change in depletion method -     -         -        -         (3,000)
See Note 4
                                    --------  -------  -------   -------
                                    --        ---      ---       ---
Net income                       $  21,803    35,373   119,461   84,948
                                    ======    ======   ======    ======

Net income allocated to:

 Managing General Partner        $  2,728     4,221    14,351    10,884
                                    ======    ======   ======    ======
 Investor Partners               $  19,075    31,152   105,110   74,064
                                    ======    ======   ======    ======
  Per investor partner unit      $   13.56
before cumulative effect                      22.14    76.45     54.77
  Cumulative effects per            -         -        (1.74)     (2.13)
investor partner unit
                                    --------  -------  -------   -------
                                    --        ---      ---       ---
  Per investor partner unit      $   13.56
                                              22.14    74.71     52.64
                                    ======    ======   ======    ======
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income before cumulative    $  -         34,884   -         86,481
effect
                                    ======    ======   ======    ======
  Per investor partner unit      $  -          21.83   -          53.84
(1,407.0)
                                    ======    ======   ======    ======
 Net income                      $  -         34,884   -         83,481
                                    ======    ======   ======    ======
  Per investor partner unit      $  -          21.83   -          51.71
(1,407.0)
                                    ======    ======   ======    ======

             Southwest Developmental Drilling Fund 92-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                      Nine Months Ended
                                        September 30,
                                        2003      2002
                                        ----      ----
Cash flows from operating
activities

 Cash received from oil and gas    $  276,936   196,261
sales
 Cash paid to suppliers               (121,52   (97,583)
                                      6)
 Interest received                    -         67
 Miscellaneous settlement             -         1,529
                                      -------   --------
                                      ----      ---
  Net cash provided by operating      155,410   100,274
activities
                                      -------   --------
                                      ----      ---
Cash flows used in investing
activities
 Additions of oil and gas             (543)     -
properties
                                      -------   --------
                                      ----      ---
Cash flows used in financing
activities
 Distributions to partners            (135,07   (85,079)
                                      9)
                                      -------   --------
                                      ----      ---
  Net increase in cash and cash       19,788    15,195
equivalents

 Beginning of period                  27,569    16,508
                                      -------   --------
                                      ----      ---
 End of period                     $  47,357    31,703
                                      ======    ======
Reconciliation of net income to
net cash
  provided by operating activities

Net income                         $  119,461   84,948

Adjustments to reconcile net
income to net
 cash provided by operating
activities

 Depreciation, depletion and          11,000    11,000
amortization
 Accretion of asset retirement        1,595     -
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143            2,744     -
 Cumulative effect of change in
accounting
  principle - change in depletion     -         3,000
method
 Decrease (increase) in               11,126    (2,706)
receivables
 Increase in payables                 9,484     4,032
                                      -------   --------
                                      ----      ---
Net cash provided by operating     $  155,410   100,274
activities
                                      ======    ======
Noncash investing and financing
activities:

 Increase in oil and gas
properties - Adoption
  of SFAS No. 143                  $  23,838    -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $23,838, a long term liability of approximately $26,582 and a loss of approximately $2,744 for the
     cumulative  effect  on  depreciation  of  the  additional  costs   and
     accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $28,177, and the increase in the balance from January 1, 2003 of $1,595 is due to accretion expense. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $3,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect due to the change in depletion method on the quarter ended September 30, 2002. The effect of the change on the nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $1,000 ($.71 per limited partner unit) and net income by $4,000 ($2.84 per limited partner unit).

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $3,000 from $171,892 to $168,892 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                           Three Months Ended      Nine Months Ended
                                  (1)
                                    Previousl               Previousl
                                        y                       y
                                     Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization                       3,000        11,000    10,000
  Income before                     35,373        87,948    88,948
  cumulative effect
Cumulative effect of
  change in
  accounting principle              -             (3,000)   -
  Net income                        35,373        84,948    88,948
  Net income allocated
  to:
  Managing General                  4,221         10,884    10,884
  Partner
  Investor partners                 31,152        74,064    78,064
   Income per investor
  partner
     unit before
  cumulative effect                 22.14         54.77     55.48
   Cumulative effect
  per investor
     partner unit                        -                       -
                                                  (2.13)
   Net income per
  investor
     partner unit
                                    22.14         52.64     55.48

(1) There was no effect due to the change in depletion method on the quarter ended September 30, 2002.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    30.11             12%
oil                                        26.94
Average price per mcf of gas  $     4.01             40%
                                           2.87
Oil production in barrels        1,980     2,150     (8%)
Gas production in mcf            3,900     5,800     (33%)
Gross oil and gas revenue     $  75,271    74,552    1%
Net oil and gas revenue       $  31,424    41,879    (25%)
Partnership distributions     $  45,000    25,000    80%
Investor             partner  $  40,050    22,250    80%
distributions
Per  unit  distribution   to
investor
 partners                     $    28.46             80%
                                           15.81
Number  of investor  partner     1,407     1,407
units

Revenues

The Partnership's oil and gas revenues increased to $75,271 from $74,552 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 1%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 12%, or $3.17 per barrel, resulting in an increase of approximately $6,300 in revenues. Oil sales represented 79% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 78% during the quarter ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 40%, or $1.14 per mcf, resulting in an increase of approximately $4,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $10,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 170 barrels or 8% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in a decrease of approximately $4,600 in revenues.

    Gas production decreased approximately 1,900 mcf or 33% during the same period, resulting in a decrease of approximately $5,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $10,100. The decrease in gas production is due to one of the five leases experiencing downtime as the result of a failing downhole rod pump that has been replaced and production should resume to previous levels.

Costs and Expenses

Total costs and expenses increased to $53,468 from $40,738 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 31%. The increase is the result of higher lease operating costs, general and administrative expense and accretion expense.

1. Lease operating costs and production taxes were 34% higher, or approximately $11,200 more during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in lease operating expense is due to one lease having repairs and maintenance performed during the quarter ended September 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 20% or approximately $1,000 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense remained unchanged for the quarter ended September 30, 2003 as compared to for the same period in 2002. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect due to the change in depletion method on the quarter ended September 30, 2002(See Note 4 of the notes to the financial statements).

Results of Operations

B.   General Comparison of the Nine Month Periods Ended September 30,  2003
and 2002

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2003 and 2002:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    30.36             28%
oil                                        23.64
Average price per mcf of gas  $     4.83             78%
                                           2.71
Oil production in barrels        6,340     6,540     (3%)
Gas production in mcf            15,200    16,400    (7%)
Gross oil and gas revenue     $  265,810   198,967   34%
Net oil and gas revenue       $  155,531   110,844   40%
Partnership distributions     $  135,000   85,000    59%
Investor             partner  $  120,150   75,650    59%
distributions
Per  unit  distribution   to
investor
 partners                     $    85.39             59%
                                           53.77
Number  of  limited  partner     1,407     1,407
units

Revenues

The Partnership's oil and gas revenues increased to $265,810 from $198,967 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 34%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 28%, or $6.72 per barrel, resulting in an increase of approximately $42,600 in revenues. Oil sales represented 72% of total oil and gas sales during the nine months ended September 30, 2003 as compared to 78% during the nine months ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 78%, or $2.12 per mcf, resulting in an increase of approximately $32,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $74,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 3% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in a decrease of approximately $4,700 in revenues.

    Gas production decreased approximately 1,200 mcf or 7% during the same period, resulting in a decrease of approximately $3,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $8,000.

Costs and Expenses

Total costs and expenses increased to $143,605 from $112,615 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 28%. The increase is the result of higher lease operating costs, general and administrative expense and accretion expense.

1. Lease operating costs and production taxes were 25% higher, or approximately $22,200 more during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in lease operating expense and production taxes is due to two leases having repairs and maintenance performed during 2003, and the increase in production taxes due to an increase in gross revenues received during the nine months ended September 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 54% or approximately $7,200 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense remained unchanged for the nine months ended September 30, 2003 as compared to for the same period in 2002. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the nine months ended September 30, 2003 by $1,000 and decrease net income for the nine months ended September 30, 2003 by $4,000(See Note 4 of the notes to the financial statements).

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $23,838, a long term liability of approximately $26,582 and a loss of approximately $2,744 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $28,177, and the increase in the balance from January 1, 2003 of $1,595 is due to accretion expense. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $155,400 in the nine months ended September 30, 2003 as compared to approximately $100,300 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $500 in the nine months ended September 30, 2003. There were no cash flows used in investing activities during the nine months ended September 30, 2002. The principle use of the 2003 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $135,100 in the nine months ended September 30, 2003 as compared to approximately $85,100 in the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $135,000 of which $120,150 was distributed to the investor partners and $14,850 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 2003 was
$85.39. Total distributions during the nine months ended September 30, 2002 were $85,000 of which $75,650 was distributed to the investor partners and $9,350 to the Managing General Partner. The per unit distribution to investor partners during the nine months ended September 30, 2002 was $53.77.

The sources for the 2003 distributions of $135,000 were oil and gas operations of approximately $155,400, the change in oil and gas property of approximately $(500), resulting in excess cash for contingencies or subsequent distributions. The source for the 2002 distributions of $85,000 was oil and gas operations of approximately $100,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative cash distributions of $1,834,310 have been made to the partners. As of September 30, 2003, $1,632,912 or $1,160.56 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 16% return on capital contributed.

As of September 30, 2003, the Partnership had approximately $66,300 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

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


Date:  November 14, 2003           /s/ H. H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 92-
A, L.P.

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


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 92-
A, L.P.

             CERTIFICATION PURSUANT TO             Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Developmental Drilling Fund 92-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November  14, 2003




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

                  CERTIFICATION PURSUANT TO        Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Developmental Drilling Fund 92-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Developmental Drilling Fund 92-A, L.P.