Form 10-Q
period 2004-03-31
SOUTHWEST DEVELOPMENTAL DRILLING FUND 92-A LP
filed 2004-05-24
CIK 871332

1 of 5
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

                              Yes X No ___

Indicate  by check mark whether the registrant is an accelerated filer  (as
defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.


        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

             Southwest Developmental Drilling Fund 92-A, L.P.
                              Balance Sheets

                                  March    December
                                   31,       31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  37,660    30,713
  Receivable  from  Managing     48,409    39,984
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          86,069    70,697
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       1,326,16  1,326,16
                                 8         8
       Less      accumulated
depreciation,
         depletion       and     1,150,88  1,146,88
amortization                     4         4
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     175,284   179,284
properties
                                 --------  --------
                                 ----      ----
                              $  261,353   249,981
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
---------

Current     liability      -  $  -         95
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      29,282    28,708
                                 --------  --------
                                 ----      ----
Partners' equity:
 Managing General Partner        31,860    30,222
 Investor partners               200,211   190,956
                                 --------  --------
                                 ----      ----
   Total partners' equity        232,071   221,178
                                 --------  --------
                                 ----      ----
                              $  261,353   249,981
                                 =======   =======

             Southwest Developmental Drilling Fund 92-A, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2004      2003
                                     -----     -----
Revenues
------------
 Oil and gas                     $  95,077    102,069
 Other                              250       -
                                    --------  --------
                                    --        --
                                    95,327    102,069
                                    --------  --------
                                    --        --
Expenses
------------
 Production                         33,555    29,311
 General and administrative         6,305     4,170
  Depreciation,  depletion  and     4,000     4,000
amortization
  Accretion of asset retirement     574       532
obligation
                                    --------  --------
                                    --        --
                                    44,434    38,013
                                    --------  --------
                                    --        --
Net  income  before  cumulative     50,893    64,056
effect

Cumulative effect of change  in
accounting
 principle - SFAS No. 143 - See     -         (2,744)
Note 3
                                    --------  --------
                                    --        --
Net income                       $  50,893    61,312
                                    ======    ======
Net income allocated to:

 Managing General Partner        $  6,038     7,184
                                    ======    ======
 Investor partners               $  44,855    54,128
                                    ======    ======
   Per  investor  partner  unit  $   31.88
before cumulative effect                      40.21
  Cumulative effect per limited     -          (1.74)
partner unit
                                    --------  --------
                                    --        --
  Per limited partner unit       $   31.88
                                              38.47
                                    ======    ======

             Southwest Developmental Drilling Fund 92-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                    Three Months Ended
                                         March 31,
                                      2004      2003
                                      -----     -----
Cash   flows   from   operating
activities:

 Cash received from oil and gas  $  92,464    92,549
sales
 Cash paid to suppliers             (45,672)  (32,860)
 Other                              250       -
                                    --------  --------
                                    --        --
     Net   cash   provided   by     47,042    59,689
operating activities
                                    --------  --------
                                    --        --
Cash  flows  used in  investing
activities:

   Addition  to  oil  and   gas     -         (85)
properties
                                    --------  --------
                                    --        --
Cash  flows  used in  financing
activities:

   Distribution   to   investor     (40,095)  (40,079)
partners
                                    --------  --------
                                    --        --
Net  increase in cash and  cash     6,947     19,525
equivalents

 Beginning of period                30,713    27,569
                                    --------  --------
                                    --        --
 End of period                   $  37,660    47,094
                                    ======    ======
Reconciliation of net income to
net
  cash  provided  by  operating
activities:

Net income                       $  50,893    61,312

Adjustments  to  reconcile  net
income to
 net cash provided by operating
activities:

  Depreciation,  depletion  and     4,000     4,000
amortization
  Accretion of asset retirement     574       532
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143          -         2,744
 Increase in receivables            (2,613)   (9,520)
    (Decrease)   increase    in     (5,812)   621
payables
                                    --------  --------
                                    --        --
Net  cash provided by operating  $  47,042    59,689
activities
                                    ======    ======
Noncash investing and financing
activities:

   Increase  in  oil  and   gas
properties - Adoption
  of SFAS No.143                 $  -         23,838
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

             Southwest Developmental Drilling Fund 92-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2004, and for the three months ended March 31, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $23,838, a long term liability of approximately $26,582 and a loss of approximately $2,744 for the
     cumulative  effect  on  depreciation  of  the  additional  costs   and
     accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $29,282, and the increase in the balance from January 1, 2004 of $574 is due to accretion expense.

4.   Subsequent Event
     Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

Based on current conditions, management anticipates performing no workovers to enhance production. The partnership will most likely experience the historical production decline, which has approximated 10% per year. Accordingly, if commodity prices remain unchanged, the Partnership expects future earnings to decline due to anticipated production declines.

Oil and Gas Properties

Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended March 31, 2004 and 2003.

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2004      2003    (Decreas
                                                   e)
                             ------    ------   --------
                                                   --
Average    price    per  $   33.02              1%
barrel of oil                         32.84
Average  price per  mcf  $    4.90              (17%)
of gas                                5.89
Oil    production    in     2,230     1,960     14%
barrels
Gas production in mcf       4,380     6,400     (32%)
Oil and gas revenue      $  95,077    102,069   (7%)
Production expense       $  33,555    29,311    14%
Partnership              $  40,000    40,000    -
distributions
Limited         partner  $  35,600    35,600    -
distributions
Per  unit  distribution
to limited
 partners                $   25.30              -
                                      25.30

Number    of    limited     1,407     1,407
partner units

Revenues

The Partnership's oil and gas revenues decreased to $95,077 from $102,069 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 7%. The principal factors affecting the comparison of the quarters ended March 31, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 by 1%, or $.18 per barrel, resulting in an increase of approximately $400 in revenues. Oil sales represented 77% of total oil and gas sales during the quarter ended March 31, 2004 as compared to 63% during the quarter ended March 31, 2003.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 17%, or $.99 per mcf, resulting in a decrease of approximately $4,300 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $3,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 270 barrels or 14% during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, resulting in an increase of approximately $8,900 in revenues.

    Gas production decreased approximately 2,020 mcf or 32% during the same period, resulting in a decrease of approximately $11,900 in revenues.

    The net total decrease in revenues due to the change in production is approximately $3,000. The increase in oil production is the result of improved performance on a well. The lower gas production in 2004 was from a well with mechanical probems that were repaired in January 2004.

Costs and Expenses

Total costs and expenses increased to $44,434 from $38,013 for the quarters ended March 31, 2004 and 2003, respectively, an increase of 17%. The increase is a direct result of the increase in accretion expense associated with our long-term liability related to expected abandonment costs of our oil and natural gas properties and general and administrative expense and lease operating costs.

1. Lease operating costs and production taxes were 14% higher, or approximately $4,200 more during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The higher lease operating costs are a result of pulling expense and related cost on a well.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 51% or approximately $2,100 during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in general and administrative costs is due primarily to an increase of approximately $1,660 in quarterly accounting review fees.

3. Depletion expense remained unchanged for the quarter ended March 31, 2004 compared to the same period in 2003. The BOE depletion rate for the quarter ended March 31, 2004, was $1.35 applied to 2,960 BOE as compared to $1.32 applied to 3,027 BOE for the same period in 2003.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $23,838, a long term liability of approximately $26,582 and a loss of approximately $2,744 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $29,282, and the increase in the balance from January 1, 2004 of $574 is due to accretion expense.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $47,000 in the quarter ended March 31, 2004 as compared to approximately $59,700 in the quarter ended March 31, 2003.

There were no cash flows used in investing activities in the quarter ended March 31, 2004. Cash flows used in investing activities were $100 in the quarter ended March 31, 2003.

Cash flows used in financing activities were $40,100 in the quarter ended March 31, 2004 as compared to $40,100 in the quarter ended March 31, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2004 were $40,000 of which $35,600 was distributed to the investor partners and $4,400 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 2004 was $25.30. Total distributions during the quarter ended March 31, 2003 were $40,000 of which $35,600 was distributed to the investor partners and $4,400 to the Managing General Partner. The per unit distribution to investor partners during the quarter ended March 31, 2003 was $25.30.

The source for the 2004 distributions of $40,000 was oil and gas operations of approximately $47,000, resulting in excess cash for contingencies or subsequent distributions to partners. The source for the 2003 distributions of $40,000 was oil and gas operations of approximately $59,700, resulting in excess cash for contingencies or subsequent distributions to partners.

Cumulative cash distributions of $1,907,975 have been made to the general and limited partners. As of March 31, 2004, $1,698,474 or $1,207.16 per investor partner unit has been distributed to the investor partners, representing a 100% return of the capital and a 21% return on capital contributed.

As of March 31, 2004, the Partnership had approximately $86,100 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the three months ended March 31, 2004, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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


                              SOUTHWEST DEVELOPMENTAL
                              DRILLING FUND 92-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   -------------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer



Date:  May 14, 2004

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


Date:  May 14, 2004                /s/ H. H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 92-
A, L.P.

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


Date:  May 14, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Developmental Drilling Fund 92-
A, L.P.

           CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Developmental Drilling Fund 92-A, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 14, 2004




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

                  CERTIFICATION PURSUANT TO        Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Developmental Drilling Fund 92-A, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C.
  1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 14, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Developmental Drilling Fund 92-A, L.P.